Form 10-K
period 2021-12-31
BurTech Acquisition Corp.
filed 2022-03-31
CIK 1871638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-41139

BURTECH ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-2708752
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1300 Pennsylvania Ave NW, Suite 700 Washington, DC 20004	20004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: ((202) 600-5757

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one Redeemable Warrant to purchase one share of Class A common stock for $11.50 per share	BRKHU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	BRKH	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Common Stock for $11.50 per share	BRKHW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐ No  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                              ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $0. The registrant’s units began trading on The Nasdaq Global Market (“NASDAQ”) on December 13, 2021 and the registrant’s shares of Class A common stock, par value $0.0001 and warrants began trading on the NASDAQ on January 31, 2022.

As of March 31, 2022, there were 28,750,000 shares of Class A common stock, par value $0.0001 per share, and 9,487,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BURTECH ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2021

CERTAIN TERMS

References to “the Company,” “our,” “us” or “we” refer to BurTech Acquisition Corp., a blank check company incorporated in Delaware on March 2, 2021. References to our “Sponsor” refer to BurTech LP LLC, a Delaware limited liability company. References to our “IPO” refer to the initial public offering of BurTech Acquisition Corp., which closed on December 15, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	ability to complete our initial business combination;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	potential ability to obtain additional financing to complete our initial business combination;

•	pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	potential change in control if we acquire one or more target businesses for stock;

•	the potential liquidity and trading of our securities;

•	the lack of a market for our securities;

•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	financial performance following our IPO.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

part I

ITEM 1.	BUSINESS

Introduction

We are a newly organized blank check company incorporated in March, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this prospectus as our initial business combination. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us.

The Registration Statement for our initial public offering was declared effective on December 10, 2021 (the “Initial Public Offering,” or “IPO”). On December 15, 2021, we consummated its Initial Public Offering of 25,000,000 units (the “Units”) at $10.00 per Unit, each Unit comprised of one share of Class A Common Stock, $0.0001 par value (the “Public Shares”), and one redeemable warrant to purchase one share of Class A Common Stock at a purchase price of $11.50 per share(the “Public Warrants”), generating gross proceeds of $250,000,000, and incurring offering costs of $16,919,619 of which $10,062,500 was for deferred underwriting commissions. We granted the underwriter a 45-day option to purchase up to an additional 3,750,000 Units at the Initial Public Offering price to cover over-allotments, if any. On December 15, 2021, the over-allotment option was exercised in full.

On December 15, 2021, simultaneously with the consummation of the IPO, the Company completed the private sale (the “Private Placement”) of 804,500 units (the “Placement Units”) to BurTech LP, LLC, the Company’s sponsor (the “Sponsor”) at a purchase price of $10.00 per Placement Unit, generating gross proceeds to the Company of $8,045,000. Also on December 15, 2021, the Sponsor purchased an additional 93,750 Placement Units when the underwriter exercised their over-allotment option, generating additional proceeds of $937,500.

Simultaneously with the closing of the Initial Public Offering on December 15, 2021, a total of $291,812,500 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and a portion of the proceeds from the sale of the Placement Units was placed in a trust account (the “Trust Account”), located in the United States and held as cash items or may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to our stockholders.

If we are unable to complete an initial business combination within fifteen (15) months from the closing of the Initial Public Offering, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

 Our Company

We are a newly organized blank check company incorporated in March, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this prospectus as our initial business combination. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us.

We intend to capitalize on the ability of our management team to identify, acquire and operate a business in any industry or sector; however, given the experience of our founders, we expect to focus on acquiring a business that participates within the retail, lifestyle, hospitality, technology or real estate markets. We believe the experience of our management team makes us well situated to identify, source, negotiate and execute an initial business combination with an attractive company or business within these markets, where our management team has significant expertise.

We intend to identify and acquire a business that could benefit from a partner that has extensive operational, capital markets and investment management experience in our areas of focus, and that presents potential for an attractive return to our investors. We believe that by optimizing its capital structure and allocating capital efficiently, and by operating under a deliberate long-term strategy, we can rapidly scale or bring about a transformation in our target business’ operations. Additionally, our management team has deep insight in building ecosystems and brands, consumer buying patterns and technologies required to put together powerful solutions and business models.

Our Management Team

Our management team is led by Shahal Khan, our Chairman and Chief Executive Officer, Isaac Chetrit, our President, Roman Livson, our Chief Financial Officer, Payel Farasat, our Chief Investment Officer and Christopher Schroeder, our Chief Marketing Officer.

Shahal M. Khan is our Chairman of the Board of Directors and Chief Executive Officer. Mr. Khan’s career as an investor, entrepreneur and social venture capitalist spans over 22 years, with investments encompassing telecoms, real estate, energy, natural resources, technology (specific emphasis on Internet-related communications technologies and advanced cyber security solutions) as well as various other industrial sectors. He has contributed to the syndication of several billion in equity for projects as a principal through his family trust.

Mr. Khan is the founder and since its inception in January 2021, serves as chief executive officer and as a director of Burkhan World Investments LLC, a holding company with diversified investments focusing on reinvesting gains from portfolio investments into companies that have the potential so accelerate sustainability. Mr. Khan is a shareholder of CYVOLVE, a Cyber security company in New York City and London with patents in data security. Since 2019, Mr. Khan has served as chief executive officer and Chairman of the Board of Trinity Hospitality Group LLC based in New York City, which is currently developing a hotel property in New York City which will be a fully tech-enabled live and work destination in New York City with WIRED, a Condé Naste company. Trinity is currently developing a multi-billion dollar a pipeline of “Digital Nomad” properties. Mr. Khan was chairman of the board of directors for Global Data Sentinel, Inc., a data security company, from 2018 through 2019. He is also the founder of Trinity White City Ventures RAK UAE (“White City”), an advisory boutique and family office based in Dubai and was a director from 2012 until 2014. White City made a bid to buy the Plaza Hotel in New York in 2018, closed the transaction, then agreed to the sale of the hotel to the Qatari SWF.

Mr. Khan was the founding member of CRME (Colt Middle East) in 2012, a mining company which held gold, copper and lithium concessions in Pakistan and Afghanistan. From 2004 to 2008, he was a board member and shareholder of The Quimera Project, a research and development cluster based in Barcelona, Spain, comprised of technology companies as well as universities with the aim of commercializing technologies that have a positive impact on environmental sustainability. He also has a joint venture with American Ethane Corporation of Houston to invest in up to 6,000 megawatts of power projects in Pakistan in collaboration with General Electric. Mr. Khan was one of the founders of a tier one bank in Bahrain - Fortune Investment House - and was focused on real estate investments in Bahrain and other countries in the Middle East. He was also founder of Global Voice Telecom, one of the first companies to receive a license for voice over the Internet in 1997 which subsequently merged into a Nasdaq listed company. Mr. Khan was the chief executive officer of Centile, a software company located in the South of France. In 2009 Mr. Khan founded Zebasolar, one of the first developers of Solar power in India. Mr. Khan also served as a director on the boards of GD360 from 2017 through 2019,

Mr. Khan is currently appointed senator of the World Business Angels Investment Forum (“WBAF”), as an affiliated partner of the G20 Global Partnership for Financial Inclusion (GPFI). WBAF is committed to collaborating globally to empowering the economic development of the world. He is also a commissioner of the U.S. Council on Competitiveness, a nonpartisan, leadership organization composed of CEOs, university presidents, labor leaders, and national lab directors committed to ensuring that the United States remains the world leader in innovation . The Council has one main goal: to strengthen America’s competitive advantage by acting as a catalyst for innovative public policy solutions. Mr. Khan was born in New York and has a Bachelor of Arts in Economics from American University and studied business management at Johns Hopkins University.

Isaac Chetrit is our President and one of our directors. Mr. Chetrit is a real estate veteran with a background in architecture and electrical engineering. Mr. Chetrit is currently the chief executive officer and a director of Monti Consulting Services, a real estate consulting firm, which positions he has held since 2015. Monti Consulting specializes in retail and hospitality real estate, property technology and management services. In addition, since 2019, Mr. Chetrit has been the president and a director of the Trinity Hospitality Group, a real estate management, consulting, and development firm. Mr. Chetrit began his real estate career at The Taubman Company, where he built a reputation across major cities in the U.S. During his career with Taubman he contributed to developing numerous properties including the Dolphin Mall as well as the expansion and business development of many other luxury high end brands, restaurants, and entertainment venues in the U.S. and overseas.

Mr. Chetrit has also spent the last 20 years merchandising malls, shopping centers, hotels, and specializing in location assessment and negotiations. Later as the vice president of Westfield, Mr. Chetrit contributed to the high-end retail and entertainment development for the eastern U.S. During the last two decades, Mr. Chetrit has been involved with a number of real estate transactions in the U.S. and internationally. For the past few years, Mr. Chetrit has delved into the fintech and proptech space to develop the next generation hospitality and real estate industries, with the objective to leverage these innovations within these industries to address continuing technologically progressive market demands. Mr. Chetrit has a bachelor of science degree in architecture and electrical engineering from ORT Toulouse, France.

Roman V. Livson is our Chief Financial Officer. Since February 2021, Mr. Livson has been the Chief Financial Officer of Burkhan World, a family office investment company. Mr. Livson is also the Managing Member of BurTech LP, LLC, our Sponsor. Since July 2014, Mr. Livson has been serving as the Chief Compliance Officer at Katalyst Securities LLC, an investment banking firm. Mr. Livson started his professional career in the corporate finance department of PriceWaterhouseCoopers in London and Moscow where he focused on real estate, energy, metals and mining, shipping and logistics and telecommunications sectors. He subsequently worked in the investment banking department of Hagstromer and Qviberg, a leading Swedish brokerage firm. After moving to the U.S. in 2000, Mr. Livson established an investment banking advisory firm to assist companies from Europe and BRIC (Brazil, Russia, India and China) countries in going public in the U.S., raising capital and engaging in cross-border mergers and acquisitions transactions. Mr. Livson served as Chief Financial Officer of a US public company where he was responsible for raising capital, structuring acquisitions and divestitures and financial reporting. Mr. Livson raised over $100 million for oil & gas, technology and biotechnology companies. Mr. Livson is a CFA charterholder and held Series 7, 24, and 63 registrations with the FINRA. Mr. Livson has a Master’s degree in Mathematical Finance from Columbia University, a Master’s degree in Physics from Moscow State Institute of Electronics Technology (MEIT) and a degree in Finance from The London School of Economics and Political Science.

Payel Farasat is our Chief Investment Officer. Since December 2020, Ms. Farasat has been the Chief Investment Officer (CIO) of Burkhan World Investments LLC (“Burkhan”) and the Co-founder and Managing Partner of V4 Capital LLC, a consultancy and private equity firm that specializes in investing with purpose, impact and heart. Since December 2017, Ms. Farasat has been the Managing Principal of Farasat Consulting Group LLC (“FCG”), a business and management consulting firm. Ms. Farasat is also the Founder and Master Coach of Project Me Coaching, a coaching and advisory organization which she founded in June 2017. Ms. Farasat has over 20 years of experience, intuition, and conviction in asset management and financial advising. Ms. Farasat chairs Burkhan’s Investment Committee and curates investment policy and portfolio management for Burkhan’s global ecosystem of group companies. Ms. Farasat researches and analyzes the landscape of rapid growth companies in the InfraTech/PropTech/FinTech, Artificial Intelligence/Quantum Computing, MediaTech/eSports/eGaming, BioTech, Healthcare, HospitalityTech, Alternative Energy, Blockchain, and Cryptocurrency sectors - searching for exceptional businesses to invest in and creates customized capital raising solutions for Burkhan’s portfolio companies.

Prior to Burkhan, from February 2015 to November 2017, Ms. Farasat was the Chief Investment Officer of Loring Ward Securities Inc. (“Loring Ward”), a Turnkey Asset Management Provider and The SA Funds, Loring Ward’s proprietary mutual fund family with over $16 billion in assets under management. Payel chaired Loring Ward’s Investment Committee (that included Noble-laureate Dr. Harry Markowitz) and led the investment division. On the executive team, she was also responsible for the firm’s investment philosophy, policy, portfolio management, and messaging. She managed the development of many investment strategies, methodology, performance, risk attribution analysis, 3rd party manager oversight, board reporting, fintech solutions, public relations, and public commentaries. Prior to Loring Ward, Ms. Farasat was at Charles Schwab & Co., Inc. (“Schwab”) from September 2007 through February 2015, as the Regional Vice President of Charles Schwab Investment Management (“CSIM”), and earlier as Senior Manager of the Strategic Trading Group (“STG”), where she specialized in complex hedging and advanced trading strategies for ultra-high net worth investors and financial advisors. Before joining Schwab, Ms. Farasat was an independent Advanced Financial Advisor with Ameriprise Financial Services, Inc. (“Ameriprise”) where she provided financial planning and asset management to clients, businesses, and 401(k)s from July 2002 to September 2007. Ms. Farasat is on the Board of The Centre for Responsible Leadership (CRL) and is responsible for leading CRL’s Empowerment initiatives. CRL is a global non-profit and NGO. Ms. Farasat earned a Bachelor’s degree in Economics summa cum laude from the University of California at Berkeley, Haas School of Business with a double minor in Computer Science and Business Administration, and a Master of Science degree in Financial Analysis (MSc FA) from University of San Francisco, magna cum laude. Ms. Farasat is also ICF Certified Coach and a PHI Certified Pranic Healer.

Christopher Schroeder is our Chief Marketing Officer. Over the last 30 years, Mr. Schroeder has also been an interactive media resort developer, brand creator and marketer for globally recognized brands. He has a strong background in creating and implementing large scale marketing, branding, and development projects for globally recognized organizations including American Express, California Tourism Commission, UMUSIC Hotels and MGM Resorts. Since November of 2019, Mr. Schroeder has served as the chief executive officer of Experiential Ventures, LLC, an experiential hotel brand development company. From February 2016 through July 2019, Mr. Schroeder served as the managing partner and a director of Dakia Entertainment & Hospitality. He was a founding partner of the UMUSIC hotel and entertainment center concept that is a partnership with one of the world’s largest music company, Universal Music Group. He is also active in its expansion, creating iconic projects. Mr. Schroeder is also leading the creation and expansion of the WIRED Hotel brand, having an exclusive license to the brand. Mr. Schroeder is also active in the creation and expansion of other projects with legacy brands including Sports Illustrated, Condé Nast, Authentic Brands Group and Emmitt Smith.

From 2013 to 2015, Mr. Schroeder served as chief marketing officer for Veremonte, a multi-billion-dollar investment company based in London, where he worked to create leisure development projects in Europe, bringing partnerships with Hard Rock Hotels and Cirque du Soleil. He also worked to incubate and launch Formula E, one of the first fully electric racing championship in the world, with such notable partners as Leonardo di Caprio, Michael Andretti, Alain Prost, and Virgin Racing. Races are held in cities all over the world including Paris, London, and New York.

In 1995 Mr. Schroeder founded Reservation, one of the world’s first internet development companies for the hospitality industry at the time. From 1995 through 2003, he led the development of the online reservation system in the travel industry for MGM Resorts and Hilton/Park Place Entertainment. During this time Mr. Schroeder also played a key role in creating and implementing a substantial rebranding and redevelopment campaign for MGM Resorts, which included developing a multimedia roadshow to present to stockholders and investors to secure funding for the project. Mr. Schroeder also served as president of the interactive division for Custom Marketing Group, the destination marketing group for American Express, where he developed and managed digital media campaigns for over 20 tourism boards.

Mr. Schroeder has has participated in travel marketing, incentives, and loyalty, having created a patented rewards system and founding a leading incentive company that created proprietary products and long-term marketing campaigns for companies including Capital One, American Express, Bank of America, Samsonite, and Ford Motor Company. Many of his programs were ongoing and included cooperative marketing initiatives incorporating local tourism boards, corporate partners, attractions, media, airlines, and hotels. Schroeder also created the first custom travel offers for NBC’s Today Show in addition to Fox and Friends, CBS, and others. Additionally, Schroeder, in partnership with Steve Burks, created a proprietary travel rewards system that multiple companies used including the world’s largest online travel company, Priceline/booking.com. During college, Mr. Schroeder founded one of the largest college travel and marketing companies in the country, with clients including Ocean Pacific, Miller Beer, Hawaiian Tropics and Ujena Swimwear. This led to him being hired directly from college to serve as the National Marketing and Retail Director for the company owning Ujena Swimwear, Swimwear Illustrated and Runner’s World Magazines. Mr. Schroeder attended Texas State University, San Marcos.

Our Directors

Leon Golden serves as a member of our Board of Directors as of the date of this prospectus. Mr. Golden is a chartered public accountant and has worked as an accountant at ARG Associates, Inc. an accounting firm in Brooklyn, New York since 1996. Mr. Golden has also been serving as a director for ARG Associates, Inc. since 1996. Mr. Golden has spent the past 25 years representing public and private companies in all areas of accounting practices. Through his expertise as a financial accountant, we believe he will be an integral part of the team. Mr. Golden is a certified public accountant (CPA) and has a bachelor’s degree from Brooklyn College.

Scott Young serves as a member of our Board of Directors as of the date of this prospectus. Since January 2010, Mr. Young has served as a Senior Advisor and director of Dial Partners LLP, And advisory firm specializing in mergers and acquisitions and corporate finance. Mr. Young was one of the three founding board members of Cambridge Quantum Computing Ltd, in Cambridge, England (“Cambridge”), serving from April 2015 through October 2017. After the recent announcement of a merger with Honeywell Quantum Solutions, Cambridge has become a leading integrated quantum computing company, incorporating quantum software, Honeywell’s quantum hardware, and a quantum operating system which was developed by Cambridge Quantum. Key attributes of the combined entity are quantum-enabled cybersecurity solutions, quantum chemistry for accelerated drug discovery and securities and commodities trading enhancement, all with the incorporation of artificial intelligence, machine learning and other technologies. Mr. Young also served as a director of Globomass Holdings Ltd. from January 2012 until October 2016. Mr. Young has served as a director of Omnicyte Limited since November 2003 and is currently a member of its Nominating and Corporate Governance Committee.

Mr. Young provides strategic advice to a wide range of entities, including private businesses, multinational companies, family offices, private equity groups and sovereign wealth funds. He is particularly focusing on companies that have developed technologies that are scalable on a worldwide basis, have strong management teams, and supported by solid commercial business models. Mr. Young was previously with Morgan Stanley & Company in New York in the International Capital Markets group where his responsibilities included assisting sovereign governments in raising debt on the international capital markets, working with large investment groups such as Templeton, JP Morgan Investment Management, Fidelity and Soros in providing investment advice and hedging strategies. He worked closely with Morgan Stanley’s Wealth Management group worldwide in identifying international investment strategies for its clients. Earlier positions include Corporate Finance, Fixed Income and Equity Sales and Syndication with the securities trading and merchant banking firm LF Rothschild & Co in New York providing financing, stock exchange listings and mergers & acquisitions advice to companies primarily in the Technology and Biotech sectors. Mr. Young worked with the U.S. office of the Organization for Economic Co-operation and Development in New York, providing guidance to the U.S. Government as well as a wide range of multinational companies with inter-European and EU policy and regulations governing financial services, labor practices, information sharing between police forces and security-related issues, space cooperation and other key areas. Mr. Young has a Bachelor of Science in Economics and International Studies, as well as a Juris Doctor degree and Master of Business Administration degree from the University of North Carolina at Chapel Hill.

Joseph A. Porrello serves as a member of our Board of Directors as of the date of this prospectus. Mr. Porrello has been practicing law in South Florida for over twenty four years, representing the needs of physicians, high net worth individuals and their families, including founding his own law firm, Joseph A. Porrello, P.A., in 2002. Prior to founding Joseph A. Porrello, P.A., Mr. Porrello was a member of the Tax, Trusts & Estates and Corporate Departments of Bilzin Sumberg, LLP, a South Florida law firm. Mr. Porrello has extensive experience in designing and implementing sophisticated strategies to protect business assets from creditors and the effects of income, estate and other taxes. Mr. Porrello has been a director of Benessere Capital Acquisition Corp., a special purpose acquisition company, since November 2021. Mr. Porrello has served as a director of Compass East, LLC, an accounting and financial planning advisory firm, since 2010. Mr. Porrello received a Bachelors of Arts degree from the University of Florida, a Juris Doctor degree from the University of Denver and a Master of Laws degree in taxation from the University of Florida.

Our Advisors

His Highness Sheikh Ahmed Dalmook Al Maktoum is one of our advisors. HH Sheikh Maktoum is a member of the Ruling Royal Family of Dubai, United Arab Emirates. HH Sheikh Maktoum is Founder and Chairman of The Private Office of His Highness Sheikh Ahmed Dalmook Al Maktoum and owns a portfolio of privately held group of companies that focuses mainly on energy projects, large scale infrastructure development including setting up of LNG terminals, oil and commodity trading, healthcare, water desalination as well as ducation and agriculture projects operated throughout Africa, South Asia, Russia and the Middle East.

Mohammad Shaikh is one of our advisors. Mr. Shaikh is the Head of Blockchain Strategic Partnerships for Facebook, responsible for global partnerships and strategy. Mr. Shaikh has over a decade of multi-national financial services and blockchain/crypto experience. Previously, Mr. Shaikh was the Founder and CEO of Meridio, a blockchain-based company backed by ConsenSys that issued the world’s first fractional share of real estate. He also founded ConsenSys’ Middle East Office. Prior to Meridio, Mr. Shaikh consulted Sovereign Wealth Funds, energy and telecom companies with BCG’s Private Equity practice. Mr. Shaikh helped found BlackRock’s sustainability committee while he worked at the firm’s Real Estate Alternative Asset group. Mr. Shaikh is a two time founder and has advised several blockchain companies across the web3 stack. He has been invited by the World Economic Forum to consult on their global blockchain strategy including Central Bank Digital Currencies (CBDCs). He is an active angel investor and serves on the board of two logistics companies. Mr. Shaikh holds a Bachelor’s degree from Hunter College and an MBA from the University of Rochester.

Alexis Johnson is one of our advisors. Ms. Johnson has over five years of experience in real estate development and construction management ranging from high-end residential to commercial and healthcare. Ms. Johnson launched her media company in 2015 targeting niche industries and communities. Ms. Johnson began passively investing in cryptocurrencies in early 2017, and during Spring 2018 launched the Light Node Media a new division, an events, public relations and media company which targets the Blockchain community. In Summer 2019 Ms. Johnson founded Legends Investment Network. Ms. Johnson serves as President and Board member of the Johns Hopkins Blockchain and Fintech network which connects students, alumni and professors that work or express interest within the Blockchain space. A recipient of the Little Rock 9 Scholarship, Ms. Johnson holds a bachelor’s degree in Civil Engineering from Johns Hopkins University's Whiting School of Engineering.

Patrick Orlando is one of our advisors. Mr. Orlando leverages decades of experience and contacts within industries including SPACs, finance, commodities, and derivatives in an effort to create significant value for stakeholders. Having held leadership roles at Digital World Acquisition Corp, (Nasdaq: DWAC) Benessere Capital Acquisition Corp, (Nasdaq: BENE) and Maquia Capital Acquisition Corp. (Nasdaq: MAQC), Deutsche Bank, JP Morgan, BT Capital Markets, Sucro Can, and Pure Biofuels Corporation, Mr. Orlando has developed an extensive network and his knowledge and exposure will enable us to locate and attract attractive potential targets, potentially negotiate favorable deals, and potentially attract significant financing on a global scale. Mr. Orlando received his B.S. in Mechanical Engineering and his B.S. in Management Science from the Sloan School of Management at the Massachusetts Institute of Technology (MIT).

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have five officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination. We do not have an employment agreement with any member of our management team.

For additional discussion of the general development of our business, see our final prospectus on Form 424B4, filed with the SEC on December 14, 2021.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our executive offices are located at 1300 Pennsylvania Ave NW, Suite 700, Washington, DC 20004, and our telephone number is (202) 600-5757.

Commencing on the date our securities are first listed on Nasdaq, we have agreed to pay ARC Group Limited, our financial advisor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Global Market, or Nasdaq, under the symbol “BRKHU” on or about December 13, 2021. The Class A common stock and redeemable warrants comprising the units began separate trading on January 31, 2022, under the symbols “BRKH” and “BRKHW,” respectively.

Holders of Record

As of March 31, 2022, there were 28,750,000 of our shares of Class A common stock issued and outstanding held by approximately 5 stockholders of record, and there were 9,487,500 of our shares of Class B common stock issued and outstanding held by our Sponsor. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with these financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in Delaware on March 2, 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

On December 15, 2021, we completed the IPO of 28,750,000 units, including 3,750,000 units from the full exercise of the overallotment option by the underwriters, at $10.00 per unit (the “Units”). Each Unit consists of one Class A common stock and one redeemable warrant (the “Public Warrants”). Each whole warrant entitles the holder to purchase one Class A common stock at a price of $11.50 per share. Simultaneously with the consummation of the IPO, we consummated the private placement of 898,250 units (the “Private Placement Units”) to our sponsor, including 93,750 units from the full exercise of the overallotment option by the underwriters, at a price of $10.00 per units, generate an aggregate of $8,982,500 proceeds.

We will have only 15 months from the closing of the IPO (the “Combination Period”) to complete the initial Business Combination. If we are unable to complete the initial business combination within the Combination Period (and the stockholders have not approved an amendment to our charter extending this time period), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if we fail to complete the initial business combination within the Combination Period.

Results of Operations

Our entire activity since inception up to December 31, 2021 was in preparation for our initial public offering. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the period from March 2, 2021 through December 31, 2021, we had net loss of $65,892, which consisted of formation and operating costs of $66,791 and interest and dividend income of $899.

Liquidity, Capital Resources and Management's Plan

As of December 31, 2021, we had approximately $1.5 million in its operating bank account, and working capital of approximately $1.2 million.

Prior to the IPO, our liquidity needs up to December 31, 2021 had been satisfied through a payment from our sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $144,746. In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Transaction costs associated with our IPO totaled $16,919,619, consisting of $2,875,000 of underwriting fees, $10,062,500 of deferred underwriting fees, $3,456,652 fair value of the Class A common stock issued to the underwriters and $525,467 of other offering costs.

The Sponsors agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the IPO. As of December 31, 2021, the Company had borrowed $144,746 under the promissory note.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

Critical Accounting Policies

The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 28,750,000 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Offering Costs associated with the Initial Public Offering

We comply with the requirements of ASC 340-10-S99-1, SEC Staff Accounting bulletin Topic 5A – “Expenses of Offering”, and SEC Staff Accounting bulletin Topic 5T – “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. We incurred offering costs amounting to $16,919,619 as a result of the IPO (consisting of $2,875,000 of underwriting fees, $10,062,500 of deferred underwriting fees, $3,456,652 fair value of the Class A common stock issued to the underwriters and $525,467 of other offering costs).

Net Loss Per Common Stock

We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 29,648,250 potential common stocks for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the period from March 2, 2021 to December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met and its inclusion would be anti-dilutive. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We are currently evaluating the impact of the ASU on its financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers.

Name	Age	Position
Shahal Khan	49	Chairman of the Board of Directors and Chief Executive Officer
Isaac Chetrit	59	President, Director
Roman Livson	51	Chief Financial Officer
Payel Farasat	42	Chief Investment Officer
Christopher Schroeder	56	Chief Marketing Officer
Leon Golden	59	Director
Scott Young	63	Director
Joseph A. Porrello	50	Director

Shahal M. Khan is our Chairman of the Board of Directors and Chief Executive Officer. Mr. Khan’s career as an investor, entrepreneur and social venture capitalist spans over 22 years, with investments encompassing telecoms, real estate, energy, natural resources, technology (specific emphasis on Internet-related communications technologies and advanced cyber security solutions) as well as various other industrial sectors. He has contributed to the syndication of several billion in equity for projects as a principal through his family trust.

Mr. Khan is the founder and since its inception in January 2021, serves as chief executive officer and as a director of Burkhan World Investments LLC, a holding company with diversified investments focusing on reinvesting gains from portfolio investments into companies that have the potential so accelerate sustainability. Mr. Khan is a shareholder of CYVOLVE, a Cyber security company in New York City and London with patents in data security. Since 2019, Mr. Khan has served as chief executive officer and Chairman of the Board of Trinity Hospitality Group LLC based in New York City, which is currently developing a hotel property in New York City which will be a fully tech-enabled live and work destination in New York City with WIRED, a Condé Naste company. Trinity is currently developing a multi-billion dollar a pipeline of “Digital Nomad” properties. Mr. Khan was chairman of the board of directors for Global Data Sentinel, Inc., a data security company, from 2018 through 2019. He is also the founder of Trinity White City Ventures RAK UAE (“White City”), an advisory boutique and family office based in Dubai and was a director from 2012 until 2014. White City made a bid to buy the Plaza Hotel in New York in 2018, closed the transaction, then agreed to the sale of the hotel to the Qatari SWF.

Mr. Khan was the founding member of CRME (Colt Middle East) in 2012, a mining company which held gold, copper and lithium concessions in Pakistan and Afghanistan. From 2004 to 2008, he was a board member and shareholder of The Quimera Project, a research and development cluster based in Barcelona, Spain, comprised of technology companies as well as universities with the aim of commercializing technologies that have a positive impact on environmental sustainability. He also has a joint venture with American Ethane Corporation of Houston to invest in up to 6,000 megawatts of power projects in Pakistan in collaboration with General Electric. Mr. Khan was one of the founders of a tier one bank in Bahrain - Fortune Investment House - and was focused on real estate investments in Bahrain and other countries in the Middle East. He was also founder of Global Voice Telecom, one of the first companies to receive a license for voice over the Internet in 1997 which subsequently merged into a Nasdaq listed company. Mr. Khan was the chief executive officer of Centile, a software company located in the South of France. In 2009 Mr. Khan founded Zebasolar, one of the first developers of Solar power in India. Mr. Khan also served as a director on the boards of GD360 from 2017 through 2019,

Mr. Khan is currently appointed senator of the World Business Angels Investment Forum (“WBAF”), as an affiliated partner of the G20 Global Partnership for Financial Inclusion (GPFI). WBAF is committed to collaborating globally to empowering the economic development of the world. He is also a commissioner of the U.S. Council on Competitiveness, a nonpartisan, leadership organization composed of CEOs, university presidents, labor leaders, and national lab directors committed to ensuring that the United States remains the world leader in innovation . The Council has one main goal: to strengthen America’s competitive advantage by acting as a catalyst for innovative public policy solutions. Mr. Khan was born in New York and has a Bachelor of Arts in Economics from American University and studied business management at Johns Hopkins University.

Isaac Chetrit is our President and one of our directors. Mr. Chetrit is a real estate veteran with a background in architecture and electrical engineering. Mr. Chetrit is currently the chief executive officer and a director of Monti Consulting Services, a real estate consulting firm, which positions he has held since 2015. Monti Consulting specializes in retail and hospitality real estate, property technology and management services. In addition, since 2019, Mr. Chetrit has been the president and a director of the Trinity Hospitality Group, a real estate management, consulting, and development firm. Mr. Chetrit began his real estate career at The Taubman Company, where he built a reputation across major cities in the U.S. During his career with Taubman he contributed to developing numerous properties including the Dolphin Mall as well as the expansion and business development of many other luxury high end brands, restaurants, and entertainment venues in the U.S. and overseas.

Mr. Chetrit has also spent the last 20 years merchandising malls, shopping centers, hotels, and specializing in location assessment and negotiations. Later as the vice president of Westfield, Mr. Chetrit contributed to the high-end retail and entertainment development for the eastern U.S. During the last two decades, Mr. Chetrit has been involved with a number of real estate transactions in the U.S. and internationally. For the past few years, Mr. Chetrit has delved into the fintech and proptech space to develop the next generation hospitality and real estate industries, with the objective to leverage these innovations within these industries to address continuing technologically progressive market demands. Mr. Chetrit has a bachelor of science degree in architecture and electrical engineering from ORT Toulouse, France.

Roman V. Livson is our Chief Financial Officer. Since February 2021, Mr. Livson has been the Chief Financial Officer of Burkhan World, a family office investment company. Mr. Livson is also the Managing Member of BurTech LP, LLC, our Sponsor. Since July 2014, Mr. Livson has been serving as the Chief Compliance Officer at Katalyst Securities LLC, an investment banking firm. Mr. Livson started his professional career in the corporate finance department of PriceWaterhouseCoopers in London and Moscow where he focused on real estate, energy, metals and mining, shipping and logistics and telecommunications sectors. He subsequently worked in the investment banking department of Hagstromer and Qviberg, a leading Swedish brokerage firm. After moving to the U.S. in 2000, Mr. Livson established an investment banking advisory firm to assist companies from Europe and BRIC (Brazil, Russia, India and China) countries in going public in the U.S., raising capital and engaging in cross-border mergers and acquisitions transactions. Mr. Livson served as Chief Financial Officer of a US public company where he was responsible for raising capital, structuring acquisitions and divestitures and financial reporting. Mr. Livson raised over $100 million for oil & gas, technology and biotechnology companies. Mr. Livson is a CFA charterholder and held Series 7, 24, and 63 registrations with the FINRA. Mr. Livson has a Master’s degree in Mathematical Finance from Columbia University, a Master’s degree in Physics from Moscow State Institute of Electronics Technology (MEIT) and a degree in Finance from The London School of Economics and Political Science.

Payel Farasat is our Chief Investment Officer. Since December 2020, Ms. Farasat has been the Chief Investment Officer (CIO) of Burkhan World Investments LLC (“Burkhan”) and the Co-founder and Managing Partner of V4 Capital LLC, a consultancy and private equity firm that specializes in investing with purpose, impact and heart. Since December 2017, Ms. Farasat has been the Managing Principal of Farasat Consulting Group LLC (“FCG”), a business and management consulting firm. Ms. Farasat is also the Founder and Master Coach of Project Me Coaching, a coaching and advisory organization which she founded in June 2017. Ms. Farasat has over 20 years of experience, intuition, and conviction in asset management and financial advising. Ms. Farasat chairs Burkhan’s Investment Committee and curates investment policy and portfolio management for Burkhan’s global ecosystem of group companies. Ms. Farasat researches and analyzes the landscape of rapid growth companies in the InfraTech/PropTech/FinTech, Artificial Intelligence/Quantum Computing, MediaTech/eSports/eGaming, BioTech, Healthcare, HospitalityTech, Alternative Energy, Blockchain, and Cryptocurrency sectors - searching for exceptional businesses to invest in and creates customized capital raising solutions for Burkhan’s portfolio companies.

Prior to Burkhan, from February 2015 to November 2017, Ms. Farasat was the Chief Investment Officer of Loring Ward Securities Inc. (“Loring Ward”), a Turnkey Asset Management Provider and The SA Funds, Loring Ward’s proprietary mutual fund family with over $16 billion in assets under management. Payel chaired Loring Ward’s Investment Committee (that included Noble-laureate Dr. Harry Markowitz) and led the investment division. On the executive team, she was also responsible for the firm’s investment philosophy, policy, portfolio management, and messaging. She managed the development of many investment strategies, methodology, performance, risk attribution analysis, 3rd party manager oversight, board reporting, fintech solutions, public relations, and public commentaries. Prior to Loring Ward, Ms. Farasat was at Charles Schwab & Co., Inc. (“Schwab”) from September 2007 through February 2015, as the Regional Vice President of Charles Schwab Investment Management (“CSIM”), and earlier as Senior Manager of the Strategic Trading Group (“STG”), where she specialized in complex hedging and advanced trading strategies for ultra-high net worth investors and financial advisors. Before joining Schwab, Ms. Farasat was an independent Advanced Financial Advisor with Ameriprise Financial Services, Inc. (“Ameriprise”) where she provided financial planning and asset management to clients, businesses, and 401(k)s from July 2002 to September 2007. Ms. Farasat is on the Board of The Centre for Responsible Leadership (CRL) and is responsible for leading CRL’s Empowerment initiatives. CRL is a global non-profit and NGO. Ms. Farasat earned a Bachelor’s degree in Economics summa cum laude from the University of California at Berkeley, Haas School of Business with a double minor in Computer Science and Business Administration, and a Master of Science degree in Financial Analysis (MSc FA) from University of San Francisco, magna cum laude. Ms. Farasat is also ICF Certified Coach and a PHI Certified Pranic Healer.

Christopher Schroeder is our Chief Marketing Officer. Over the last 30 years, Mr. Schroeder has also been an interactive media resort developer, brand creator and marketer for globally recognized brands. He has a strong background in creating and implementing large scale marketing, branding, and development projects for globally recognized organizations including American Express, California Tourism Commission, UMUSIC Hotels and MGM Resorts. Since November of 2019, Mr. Schroeder has served as the chief executive officer of Experiential Ventures, LLC, an experiential hotel brand development company. From February 2016 through July 2019, Mr. Schroeder served as the managing partner and a director of Dakia Entertainment & Hospitality. He was a founding partner of the UMUSIC hotel and entertainment center concept that is a partnership with one of the world’s largest music company, Universal Music Group. He is also active in its expansion, creating iconic projects. Mr. Schroeder is also leading the creation and expansion of the WIRED Hotel brand, having an exclusive license to the brand. Mr. Schroeder is also active in the creation and expansion of other projects with legacy brands including Sports Illustrated, Condé Nast, Authentic Brands Group and Emmitt Smith.

From 2013 to 2015, Mr. Schroeder served as chief marketing officer for Veremonte, a multi-billion-dollar investment company based in London, where he worked to create leisure development projects in Europe, bringing partnerships with Hard Rock Hotels and Cirque du Soleil. He also worked to incubate and launch Formula E, one of the first fully electric racing championship in the world, with such notable partners as Leonardo di Caprio, Michael Andretti, Alain Prost, and Virgin Racing. Races are held in cities all over the world including Paris, London, and New York.

In 1995 Mr. Schroeder founded Reservation, one of the world’s first internet development companies for the hospitality industry at the time. From 1995 through 2003, he led the development of the online reservation system in the travel industry for MGM Resorts and Hilton/Park Place Entertainment. During this time Mr. Schroeder also played a key role in creating and implementing a substantial rebranding and redevelopment campaign for MGM Resorts, which included developing a multimedia roadshow to present to stockholders and investors to secure funding for the project. Mr. Schroeder also served as president of the interactive division for Custom Marketing Group, the destination marketing group for American Express, where he developed and managed digital media campaigns for over 20 tourism boards.

Mr. Schroeder has has participated in travel marketing, incentives, and loyalty, having created a patented rewards system and founding a leading incentive company that created proprietary products and long-term marketing campaigns for companies including Capital One, American Express, Bank of America, Samsonite, and Ford Motor Company. Many of his programs were ongoing and included cooperative marketing initiatives incorporating local tourism boards, corporate partners, attractions, media, airlines, and hotels. Schroeder also created the first custom travel offers for NBC’s Today Show in addition to Fox and Friends, CBS, and others. Additionally, Schroeder, in partnership with Steve Burks, created a proprietary travel rewards system that multiple companies used including the world’s largest online travel company, Priceline/booking.com. During college, Mr. Schroeder founded one of the largest college travel and marketing companies in the country, with clients including Ocean Pacific, Miller Beer, Hawaiian Tropics and Ujena Swimwear. This led to him being hired directly from college to serve as the National Marketing and Retail Director for the company owning Ujena Swimwear, Swimwear Illustrated and Runner’s World Magazines. Mr. Schroeder attended Texas State University, San Marcos.

Our Directors

Leon Golden serves as a member of our Board of Directors as of the date of this prospectus. Mr. Golden is a chartered public accountant and has worked as an accountant at ARG Associates, Inc. an accounting firm in Brooklyn, New York since 1996. Mr. Golden has also been serving as a director for ARG Associates, Inc. since 1996. Mr. Golden has spent the past 25 years representing public and private companies in all areas of accounting practices. Through his expertise as a financial accountant, we believe he will be an integral part of the team. Mr. Golden is a certified public accountant (CPA) and has a bachelor’s degree from Brooklyn College.

Scott Young serves as a member of our Board of Directors as of the date of this prospectus. Since January 2010, Mr. Young has served as a Senior Advisor and director of Dial Partners LLP, And advisory firm specializing in mergers and acquisitions and corporate finance. Mr. Young was one of the three founding board members of Cambridge Quantum Computing Ltd, in Cambridge, England (“Cambridge”), serving from April 2015 through October 2017. After the recent announcement of a merger with Honeywell Quantum Solutions, Cambridge has become a leading integrated quantum computing company, incorporating quantum software, Honeywell’s quantum hardware, and a quantum operating system which was developed by Cambridge Quantum. Key attributes of the combined entity are quantum-enabled cybersecurity solutions, quantum chemistry for accelerated drug discovery and securities and commodities trading enhancement, all with the incorporation of artificial intelligence, machine learning and other technologies. Mr. Young also served as a director of Globomass Holdings Ltd. from January 2012 until October 2016. Mr. Young has served as a director of Omnicyte Limited since November 2003 and is currently a member of its Nominating and Corporate Governance Committee.

Mr. Young provides strategic advice to a wide range of entities, including private businesses, multinational companies, family offices, private equity groups and sovereign wealth funds. He is particularly focusing on companies that have developed technologies that are scalable on a worldwide basis, have strong management teams, and supported by solid commercial business models. Mr. Young was previously with Morgan Stanley & Company in New York in the International Capital Markets group where his responsibilities included assisting sovereign governments in raising debt on the international capital markets, working with large investment groups such as Templeton, JP Morgan Investment Management, Fidelity and Soros in providing investment advice and hedging strategies. He worked closely with Morgan Stanley’s Wealth Management group worldwide in identifying international investment strategies for its clients. Earlier positions include Corporate Finance, Fixed Income and Equity Sales and Syndication with the securities trading and merchant banking firm LF Rothschild & Co in New York providing financing, stock exchange listings and mergers & acquisitions advice to companies primarily in the Technology and Biotech sectors. Mr. Young worked with the U.S. office of the Organization for Economic Co-operation and Development in New York, providing guidance to the U.S. Government as well as a wide range of multinational companies with inter-European and EU policy and regulations governing financial services, labor practices, information sharing between police forces and security-related issues, space cooperation and other key areas. Mr. Young has a Bachelor of Science in Economics and International Studies, as well as a Juris Doctor degree and Master of Business Administration degree from the University of North Carolina at Chapel Hill.

Joseph A. Porrello serves as a member of our Board of Directors as of the date of this prospectus. Mr. Porrello has been practicing law in South Florida for over twenty four years, representing the needs of physicians, high net worth individuals and their families, including founding his own law firm, Joseph A. Porrello, P.A., in 2002. Prior to founding Joseph A. Porrello, P.A., Mr. Porrello was a member of the Tax, Trusts & Estates and Corporate Departments of Bilzin Sumberg, LLP, a South Florida law firm. Mr. Porrello has extensive experience in designing and implementing sophisticated strategies to protect business assets from creditors and the effects of income, estate and other taxes. Mr. Porrello has been a director of Benessere Capital Acquisition Corp., a special purpose acquisition company, since November 2021. Mr. Porrello has served as a director of Compass East, LLC, an accounting and financial planning advisory firm, since 2010. Mr. Porrello received a Bachelors of Arts degree from the University of Florida, a Juris Doctor degree from the University of Denver and a Master of Laws degree in taxation from the University of Florida.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five directors. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Our board is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Joseph Porrello and Isaac Chetrit, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Shahal Khan, Scott Young and Leon Golden will expire at the second annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, Chief Operating Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We expect that our board of directors will determine that Scott Young, Joseph Porrello and Leon Golden and are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Leon Golden, Scott Young and Joseph Porrello serve as members of our audit committee, and Leon Golden chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Leon Golden, Scott Young and Josph Porrello meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

The Audit Committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•	discussing and, as appropriate, reviewing with management and the independent registered public accounting firm our financial statements and annual and quarterly reports, discussing with the independent registered public accounting firm any other matters required to be discussed by accounting and auditing standards, and recommending to the Board whether the audited financial statements should be included in our annual report;

•	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years, respecting one or more independent audits carried out by the independent registered public accounting firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•	reviewing the adequacy and effectiveness of our internal control policies and procedures on a regular basis;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Financial Experts on Audit Committee

Pursuant to Nasdaq rules, the audit committee will at all times be composed exclusively of “independent directors” who are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Golden qualifies as an “audit committee financial expert” as defined in applicable SEC rules, which generally is any person who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

Compensation Committee

Our Compensation Committee consists of Leon Golden and Scott Young each of whom is an independent director under the Nasdaq listing standards. Mr. Young is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to our financial advisor of $10,000 per month, for up to 15 months, for office space, utilities and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Leon Golden, Scott Young and Joseph Porrello. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed copies of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement of which this prospectus is a part. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11.	EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsor, officers or directors or any affiliate of our Sponsor, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 31, 2022 the number of shares of Class A common stock and Class B common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of Class A common stock and Class B common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 31, 2022, we had 898,250 shares of Class A common stock and 9,487,500 shares of Class B common stock, issued and outstanding. The Class B common stock are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of March 31, 2022.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Shares
Shahal Khan (2)	10,385,750	26%
Roman Livson (2)	10,385,750	26%
Patrick Orlando(1)(2)	10,385,750	26%
Isaac Chetrit (4)		*
Payel Farasat (4)		*
Christopher Schroeder (4)		*
All officers and directors as a group	10,385,750	26%
(5 individuals)
BurTech LP LLC(2)	10,385,750	26%

*        Less than one percent.

(1)	Unless otherwise noted, the business address of each of these individuals is c/o BurTech Acquisition Corp., 1300 Pennsylvania Ave NW, Suite 700, Washington, DC 20004..

(2)	BurTech LP LLC, our sponsor, is the record holder of the securities reported herein. Shahal Khan, Patrick Orlando and Roman Livson are the managing members of our sponsor. By virtue of this relationship, Messrs. Khan and Livson may be deemed to share beneficial ownership of the securities held of record by our sponsor. Messrs. Khan and Livson disclaim any beneficial ownership except to the extent of their pecuniary interest in such securities.

(3)	Each of our officers and directors is, directly or indirectly, a member of our sponsor or has direct or indirect economic interests in our sponsor, and each of them disclaims any beneficial ownership of any shares held by our sponsor except to the extent of his or her ultimate pecuniary interest.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On May 21, 2021, our Sponsor purchased 8,625,000 founder shares for an aggregate purchase price of $25,000. On September 24, 2021, the Company issued 862,500 shares of Class B common stock in connection with a 1.1 stock split, resulting in an aggregate of 9,487,500 shares of Class B common stock outstanding, or approximately $0.003 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 24.81% of the outstanding shares upon completion of this offering (excluding the shares of Class A common stock issued to the representative or its designees, the placement units and securities underlying the placement units and assuming the initial stockholders do not purchase units in this offering). As of December 31, 2021, the Sponsor owned 9,487,500 shares of Class B common stock and 898,250 shares of Class A Common Stock. As the underwriters’ over-allotment option has been exercised in full, none of the Class B shares of Common Stock held by the Sponsor are subject to forfeiture.

The initial stockholders have agreed not to transfer, assign or sell any of their founder shares (or shares of common stock issuable upon conversion thereof) until the earlier to occur of: (A) six months after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, if the reported last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination.

Promissory Note – Related Party

On May 21, 2021, the Sponsor issued to us an unsecured promissory note, pursuant to which we may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of the consummation of the Initial Public Offering or the date on which we determine not to proceed with the Initial Public Offering. These amounts were paid out of the proceeds that had been allocated for the payment of offering expenses of the Initial Public Offering.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, there was no amount outstanding under any Working Capital Loan.

Administrative Services Arrangement

Our financial advisor has agreed, commencing from the date that our securities are first listed on NASDAQ through the earlier of our consummation of a Business Combination and its liquidation, to make available to us certain general and administrative services, including office space, utilities and administrative services, as we may require from time to time. We have agreed to pay the financial advisor $10,000 per month for these services.

General

Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf..

Other than the payment to our financial advisor of $10,000 per month, for up to 15 months, for office space, utilities and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination.

Related Party Policy

Our Code of Ethics, which we adopted on December 15, 2021, requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

In addition, our audit committee, pursuant to a written charter that we adopted on December 15, 2021, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. A form of the audit committee charter that we adopted on December 13, 2021, is filed as an exhibit to the registration statement of which this prospectus is a part. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our Sponsor, officers or directors or any affiliate of our Sponsor, officers or directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our Sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our public offering held in the trust account prior to the completion of our initial business combination:

•	Repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;

•	Payment to our financial advisor of $10,000 per month, for up to 15 months, for office space, utilities and secretarial and administrative support;

•	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•	Repayment of non-interest bearing loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which (other than as described above) have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units.

Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see “— Part III, Item 10 - Directors, Executive Officers and Corporate Governance”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum, LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 8-K for the respective periods and other required filings with the SEC for the period from March 2, 2021 (date of inception) to December 31, 2021 totaled approximately $66,014.72. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from March 2, 2021 to December 31, 2021, we did not pay Marcum any audit-related fees.

Tax Fees. We did not pay Marcum for tax return services, planning and tax advice for the period March 2, 2021 to December 31, 2021.

All Other Fees. We did not pay Marcum for any other services for the period from March 2, 2021 to December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements:

(2)	Consolidated Financial Statement Schedules:

None.

(3)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description

1.1	Underwriting Agreement, dated December 10, 2021, by and among the Company and EF Hutton, division of Benchmark Investments, LLC, as representative of the several underwriters (incorporated by reference to Exhibit 1.1 filed with the Form 8-K filed by the Registrant on December 16, 2021).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Form 8-K filed by the Registrant on December 16, 2021).
3.2	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Form S-1/A filed by the Registrant on August 19, 2021).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on November 19, 2021).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1/A filed by the Registrant on November 19, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1/A filed by the Registrant on November 19, 2021).
4.4	Warrant Agreement, dated December 10, 2021, by and between the Company and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on December 16, 2021).
4.5*	Description of Securities
10.1	Promissory Note, dated May 21, 2021, issued to BurTech LP LLC (incorporated by reference to Exhibit 10.2 filed with the Form S-1 filed by the Registrant on August 19 , 2021).
10.2	Subscription Agreement, dated May 21, 2021, between the Registrant and BurTech Capital Holdings LLC (incorporated by reference to Exhibit 10.5 filed with the Form S-1 filed by the Registrant on August 19, 2021).
10.3	Letter Agreement, dated December 10, 2021, by and among the Company, its officers and directors, the Sponsor and certain other stockholders party thereto (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on December 16, 2021).
10.4	Investment Management Trust Agreement, dated December 10, 2021, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on December 10, 2021).
10.5	Registration Rights Agreement, dated December 10, 2021, by and among the Company, the Sponsor, and certain other stockholders party thereto (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on December 10, 2021).
10.6	Administrative Support Agreement, dated December 10, 2021, by and between the Company and BurTech LP, LLC (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on J December 10, 2021).
10.7	Form of Indemnity Agreement, dated December 10, 2021, by and between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on December 10, 2021).
10.8	Private Placement Unit Subscription Agreement, dated December 10, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on December 10, 2021).
14.1	Form of Code of Ethics (incorporated by reference to Exhibit 14.1 filed with the Registration Statement on Form S-1 filed by the Registrant on November 19, 2021)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURTECH ACQUISITION CORP.

Dated: March 31, 2022	By:	/s/ Shahal Khan

Name:	Shahal Khan
Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shahal Khan	Chief Executive Officer and Chairman	March 31, 2022
Shahal Khan	(Principal Executive Officer)

/s/ Roman Livson	Chief Financial Officer	March 31, 2022
Roman Livson	(Principal Accounting and Financial Officer)

/s/ Isaac Chetrit	Director	March 31, 2022
Isaac Chetrit

/s/ Leon Golden	Director	March 31, 2022
Leon Golden

/s/ Scott Young	Director	March 31, 2022
Scott Young

/s/ Joseph Porrello	Director	March 31, 2022
Joseph Porrello

BURTECH ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

BurTech Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of BurTech Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from March 2, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 2, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

New York, NY
March 31, 2022

BURTECH ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2021

Assets:
Current assets:
Cash	$1,539,548
Other Assets	326,478
Total current assets	1,866,026
Other Assets, non-current	61,718
Investments held in Trust Account	291,813,399
Total assets	293,741,143

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$548,159
Promissory Note - Related Party	144,746
Due to related party	7,097
Total current liabilities	700,002
Deferred underwriting commissions	10,062,500
Total liabilities	10,762,502

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 28,750,000 shares at redemption value of $10.15	291,812,500
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 1,329,500 shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption)	133
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 9,487,500 shares issued and outstanding	949
Additional paid-in capital	—
Accumulated deficit	(8,834,941)
Total stockholders’ deficit	(8,833,859)
Total Liabilities and Stockholders’ Deficit	$293,741,143

The accompanying notes are an integral part of these financial statements.

BURTECH ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the period
from March 2,
2021 (Inception) to
December 31, 2021
Formation and operating costs	$66,791
Loss from operations	(66,791)

Other income
Interest income earned on Trust	899
Total other income	899

Net loss	$(65,892)

Weighted average shares outstanding of Class A common stock subject to redemption, basic and diluted	1,602,459
Basic and diluted net loss per common stock, Class A subject to redemption	$(0.01)
Weighted average shares outstanding of non-redeemable Class A common stock, basic and diluted	24,037
Basic and diluted net loss per common stock, non-redeemable Class A	$(0.01)
Weighted average shares outstanding of Class B common stock, basic and diluted	8,318,975
Basic and diluted net loss per common stock, Class B	$(0.01)

The accompanying notes are an integral part of these financial statements.

BURTECH ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Class A Common stock		Class B Common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – March 2, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to the Sponsor	—	—	9,487,500	949	24,051	—	25,000
Allocated fair value of 28,750,000 Public Warrants net of allocated offering costs	—	—	—	—	17,683,807	—	17,683,807
Proceeds of 898,250 Private Placement Units net of allocated offering costs	898,250	90	—	—	8,861,764	—	8,861,854
Recorded the representative shares FV	431,250	43	—	—	3,456,609	—	3,456,652
Additional amount in deposited into trust ($10.15 per Unit-$10.00 per Unit)	—	—	—	—	(4,312,500)	—	(4,312,500)
Net loss	—	—	—	—		(65,892)	(65,892)
Remeasurement of Class A common stock to redemption value	—	—	—	—	(25,713,731)	(8,769,049)	(34,482,780)
Balance as of December 31, 2021	1,329,500	$133	9,487,500	949	—	(8,834,941)	(8,833,859)

The accompanying notes are an integral part of these financial statements.

BURTECH ACQUISITION CORP.

STATEMENT OF CASH FLOWS

For the period from March 2,
2021 (Inception) to
December 31, 2021
Cash flows from operating activities:
Net loss	$(65,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(899)
Changes in current assets and liabilities:
Other Assets	(388,196)
Accrued offering costs and expenses	548,159
Due to related party	7,097
Net cash provided by operating activities	100,269

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(291,812,500)
Net cash used in investing activities	(291,812,500)

Cash flows from financing activities:
Proceeds from initial stockholder	25,000
Proceeds from initial public offering	284,625,000
Proceeds from private placement	8,982,500
Payment of deferred offering costs	(380,721)
Net cash provided by financing activities	293,251,779

Net change in cash	1,539,548
Cash, beginning of the period	—
Cash, end of the period	$1,539,548

Supplemental disclosure of non-cash investing and financing activities:
Initial value of Class A common stock subject to possible redemption	$291,812,500
Accretion of Class A common stock subject to possible redemption	$899
Offering costs paid by Sponsor under promissory note	$144,746
Re-measurement of class A common stock to redemption value	$34,482,780
Deferred underwriting commissions payable charged to additional paid in capital	$10,062,500

The accompanying notes are an integral part of these financial statements.

BURTECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1— Organization, Business Operations and Going Concern

BurTech Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on March 2, 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from March 2, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the Initial Public Offering (the “IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is BurTech LP LLC, (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on December 10, 2021 (the “Effective Date”). On December 15, 2021, the Company completed the IPO of 28,750,000 units, including 3,750,000 units from the full exercise of the overallotment option by the underwriters, at $10.00 per unit (the “Units”), which is discussed in Note 3 (the “Initial Public Offering”). Each Unit consists of one Class A common stock and one redeemable warrant (the “Public Warrants”). Each whole warrant entitles the holder to purchase one Class A common stock at a price of $11.50 per share.

Simultaneously with the consummation of the IPO, the Company consummated the private placement of 898,250 units (the “Private Placement Units”) to the Sponsor, including 93,750 units from the full exercise of the overallotment option by the underwriters, at a price of $10.00 per units, generate an aggregate of $8,982,500 proceeds.

Transaction costs amounted to $16,919,619 consisting of $2,875,000 of underwriting commissions, $10,062,500 of deferred underwriting commissions, $3,456,652   fair value of class A shares issued to the underwriters and $525,467 of other offering costs. In addition, $1,539,541 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

Nasdaq rules require that a company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of the Company’s signing a definitive agreement in connection with the initial Business Combination. The board of directors will make the determination as to the fair market value of the initial Business Combination. If the board of directors is not able to independently determine the fair market value of the initial Business Combination, the Company will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While the Company considers it unlikely that the board of directors will not be able to make an independent determination of the fair market value of the initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial Business Combination must be approved by a majority of the Company’s independent directors.

Following the closing of the IPO on December 15, 2021, $291,812,500 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was deposited into a trust account (the “Trust Account”) and will be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations and up to $100,000 of interest that may be used for the Company’s dissolution expenses, the proceeds from the IPO and the sale of the placement units held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or certain amendments to the Company’s charter prior thereto or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 15 months from the closing of the IPO or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination within 15 months from the closing of the IPO, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in the Company’s discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek stockholder approval under applicable law or stock exchange listing requirement.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.15 per public share, however, there is no guarantee that investors will receive $10.15 per share upon redemption.

The shares of common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will have only 15 months from the closing of the IPO (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period (and the stockholders have not approved an amendment to the Company’s charter extending this time period), the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Combination Period.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to any founder shares, placement shares and public shares held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any founder shares, placement shares and public shares held by them in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or certain amendments to the Company’s charter prior thereto or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any founder shares and placement shares held by them if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame; and (iv) vote any founder shares held by them and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations.

Liquidity

As of December 31, 2021, the Company had approximately $1.5 million in its operating bank account, and working capital of approximately $1.2 million.

Prior to the IPO, the Company’s liquidity needs up to December 31, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $144,746 (see Note 5). In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty

Note 2— Significant Accounting Policies

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of this financial statement in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of these financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the representative shares. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,539,548 in cash and did not have any cash equivalents as of December 31, 2021.

Investments Held in Trust Account

At December 31, 2021, the Company had $291,813,399 in investments held in the Trust Account, which primarily consist of investments in mutual funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

●	Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

●	Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

●	Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 28,750,000 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1, SEC Staff Accounting bulletin Topic 5A – “Expenses of Offering”, and SEC Staff Accounting bulletin Topic 5T – “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction of equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $16,919,619 as a result of the IPO (consisting of $2,875,000 of underwriting fees, $10,062,500 of deferred underwriting fees, $3,456,652 fair value of the Class A common stock issued to the underwriters and $525,467 of other offering costs).

Net Loss Per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 29,648,250 potential common stocks for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the period from March 2, 2021 to December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met and its inclusion would be anti-dilutive. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the period from March 2, 2021 to
	December 31, 2021
	Class A		Class B
	Redeemable common stock	Non-redeemable common stock	Non-redeemable common stock
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(10,617)	$(159)	$(55,116)

Denominator:
Weighted-average shares outstanding including common stock subject to redemption	1,602,459	24,037	8,318,975
Basic and diluted net loss per share	(0.01)	(0.01)	(0.01)

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company is currently evaluating the impact of the ASU on its financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement.

Note 3— Initial Public Offering

Public Units

On December 15, 2021, the Company consummated its IPO of 28,750,000 Units, including the issuance of 3,750,000 Units as a result of the underwriters’ full exercise of the over-allotment, at a purchase price of $10.00 per Unit. Each Unit that the Company is offering has a price of $10.00 and consists of one share of Class A common stock and one redeemable warrant. Each whole warrant will entitle the holder to purchase one Class A common stock at a price of $11.50 per share, subject to adjustment.

All of the 28,750,000 shares of common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Given that common stock was issued with other freestanding instruments (i.e., public warrants), the initial carrying value of common stock classified as temporary equity is the allocated proceeds based on the guidance in ASC 470-20.

The common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of December 31, 2021, the common stock subject to redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from public issuance	$287,500,000
Overfunding from Private Placement	4,312,500
Less:
Proceeds allocated to public warrants	(18,781,216)
Redeemable common stock issuance costs	(15,701,564)
Plus:
Accretion of carrying value to redemption value	34,482,780
Contingently redeemable common stock	$291,812,500

Note 4— Private Placement

Simultaneously with the closing of the IPO, the Company’s Sponsor purchased an aggregate of 898,250 Private Placement Units, at a price of $10.00 per unit, or $8,982,500 in the aggregate, in a private placement. A portion of the proceeds from the Private Placement Units was added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units will be worthless.

Each Private Placement Unit will consist of one share of Class A common stock and one redeemable warrant. Each private warrant entitles the holder to purchase one share of Common Stock at a purchase price of $11.50 per share.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Units until 30 days after the completion of the initial Business Combination.

Note 5— Related Party Transactions

Founder Shares

On May 21, 2021, the Sponsor purchased 8,625,000 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”), for an aggregate price of $25,000. On September 24, 2021, the Company issued 862,500 shares of Class B common stock in connection with a 1.1 stock split, resulting in an aggregate of 9,487,500 shares of Class B common stock outstanding, of which 1,237,500 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised. On December 15, 2021, the underwriters fully exercised their over-allotment option, hence, 1,237,500 Founder Shares were no longer subject to forfeiture.

The number of founder shares outstanding was determined so that the founder shares, will represent, on an as-converted basis, 24.81%. of the outstanding shares after the IPO (excluding the shares of Class A common stock issued to the representative or its designees upon consummation of this offering, the placement units and securities underlying the placement units and assuming the initial stockholders do not purchase units in this offering).

The initial stockholders have agreed not to transfer, assign or sell any of their founder shares (or shares of common stock issuable upon conversion thereof) until the earlier to occur of: (A) six months after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, if the reported last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any founder shares (the “Lock-up”).

Promissory Note — Related Party

The Sponsors agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the IPO. As of December 31, 2021, the Company had borrowed $144,746 under the promissory note.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds on a non-interest bearing basis as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans made by the Sponsor, the Company’s officers and directors, or the Company’s or their affiliates to the Company prior to or in connection with the initial Business Combination may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of the initial Business Combination. The units would be identical to the placement units. Other than as described above, the terms of the Working Capital Loans by the Sponsor, the Company’s officers and directors or their affiliates, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Service Fee

Commencing on the effective date of the IPO, the Company will pay an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. As of December 31, 2021, the Company accrued $7,097 for the administrative service fees for the period from the Effective Date (December 10, 2021) to December 31, 2021, which is included in due to related party on the accompanying balance sheet.

Note 6— Commitments and Contingencies

Registration Rights

The holders of the founder shares, the representative shares, placement units (including component securities contained therein) and units (including securities contained therein) that may be issued upon conversion of Working Capital Loans, and any shares of Class A common stock issuable upon the exercise of the placement warrants and any shares of Class A common stock and warrants (and underlying Class A common stock) that may be issued upon conversion of the units issued as part of the Working Capital Loans and Class A common stock issuable upon conversion of the founder shares, will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO, requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to the Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities.

Underwriting Agreement

On December 15, 2021, the Company paid a cash underwriting discount of 1.0% per Unit, or $2,875,000, as part of the underwriting fee.

Additionally, the underwriter is entitled to a deferred underwriting discount of 3.5% of the IPO gross proceeds or $10,062,500, as a result of the underwriter’s over-allotment exercised in full upon the completion of the Company’s initial Business Combination.

 Representative shares

On December 15, 2021, the Company issued to the representative or its designees 431,250 of Class A common stock (“Representative Shares”). The aggregate fair value of the Representative shares was $3,456,652, or $8.02 per share and recorded as offering costs. The Company accounted for the Representative Shares as an offering cost of the Initial Public Offering, with a corresponding credit to stockholders’ equity.

The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of its initial Business Combination. In addition, the holders of the Representative Shares have agreed (i) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within 15 months from the closing of the IPO. The representative shares are deemed to be underwriters’ compensation by FINRA pursuant to FINRA Rule 5110. Please see Note 9 for valuation methodology and assumptions used to determine the fair value of the Representative Shares.

Right of First Refusal

Subject to certain conditions, the Company granted the representative, for a period of 15 months after the date of the consummation of the Business Combination, an irrevocable right of first refusal to act as sole investment banker, sole book runner, and/or sole placement agent, at the representative’s sole discretion, for each and every future public and private equity and debt offering, including all equity linked financings for the Company or any of the Company’s successors or current or future subsidiaries. In accordance with FINRA Rule 5110(g)(6)(A), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement of which this prospectus forms a part.

Note 7— Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021, there were 1,329,500 Class A common stock issued or outstanding, excluding 28,750,000 Class A common stock subject to possible redemption.

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. On September 24, 2021, the Company issued 862,500 shares of Class B common stock in connection with a 1.1 stock split. As of December 15, 2021, there were 9,487,500 shares of Class B common stock issued and outstanding.

The number of founder shares outstanding was determined so that the founder shares, will represent, on an as-converted basis, 24.81% of the outstanding shares after the IPO (excluding the shares of Class A common stock issued to the representative or its designees upon consummation of this offering, the placement units and securities underlying the placement units and assuming the initial stockholders do not purchase units in this offering).

The shares of Class B common stock will automatically convert into shares of the Class A common stock at the time of the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations etc. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in this prospectus and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, based on the total number of all shares of common stock outstanding upon the completion of the IPO (excluding the shares of Class A common stock to be issued to the representative or its designees upon consummation of this offering, the placement units and securities underlying the placement units and assuming the initial stockholders do not purchase units in this offering) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination or any private placement-equivalent units and their underlying securities issued to the Sponsor or its affiliates upon conversion of Working Capital Loans made to the Company). The term “equity-linked securities” refers to any debt or equity securities that are convertible, exercisable or exchangeable for shares of Class A common stock issued in a financing transaction in connection with the initial Business Combination, including but not limited to a private placement of equity or debt. Securities could be “deemed issued” for purposes of the conversion rate adjustment if such shares are issuable upon the conversion or exercise of convertible securities, warrants or similar securities.

Warrants

Each warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as described herein. The warrants will become exercisable 30 days after the completion of the Company’s initial Business Combination or 12 months after the closing of the IPO.

The warrants will expire at 5:00 p.m., New York City time on the warrant expiration date, which is five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to the Company and not placed in the Trust Account.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company’s satisfying the Company’s obligations described below with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of Class A common stock underlying such unit.

The Company has agreed that as soon as practicable after the closing of the initial Business Combination to use its best efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the foregoing, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable (the “30-day redemption period”) to each warrant holder;

●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders; and

●	If and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such warrants.

If the Company calls the warrants for redemption as described above, the Company’s management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the shares of Class A common stock for the five trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the ”Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

The Private Warrants, as well as any warrants underlying additional units the Company issues to the Sponsor, officers, directors, initial stockholders or their affiliates in payment of Working Capital Loans made to the Company, will be identical to the warrants underlying the Units being offered in the Initial Public Offering, except that they will not be transferable, assignable or saleable until 30 days after the consummation of the initial Business Combination.

Note 8 — Income Tax

The Company’s net deferred tax assets are as follows:

December 31, 2021
Deferred tax asset
Organizational costs/Startup expenses	$11,700
Federal Net Operating loss	2,137
Total deferred tax asset	13,837
Valuation allowance	(13,837)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

December 31, 2021
Federal
Current	$—
Deferred	(13,837)

State
Current	—
Deferred	—
Change in valuation allowance	13,837
Income tax provision	$—

As of December 31, 2021, the Company had $10,178 of U.S. federal operating loss carryovers available to offset future taxable income, which do not expire.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from March 2, 2021 to December 31, 2021, the change in the valuation allowance was $13,837.

Reconciliations of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 are as follows:

December 31, 2021
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Permanent Book/Tax Differences	0.0%
Change in valuation allowance	-21.0%
Income tax provision	—%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination since inception.

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market Fund held in Trust Account	$291,813,399	$291,813,399	$—	$—
	$291,813,399	$291,813,399	$—	$—

The fair value of Representative Shares were valued with a Probability Weighted Expected Return Model (“PWERM”). The PWERM factors in the stock price, the timing of the business combination, and the timing of the lapse of the transfer restrictions. The fair value was the discounted cash flow from the sale of the securities at the time the restrictions terminated. The expected return was the probability weighted and discounted for lack of marketability.

The key inputs used in the PWERM for the representative shares valuation as of December 31, 2021 were as follows:

Input	December 15, 2021
Likelihood of business combination	90%
Expected term (years)	1.75
Discount rate	0.57%
Stock price	$9.35

Note 10— Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based on the Company’s review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.