Form 10-Q
period 2022-03-31
BurTech Acquisition Corp.
filed 2022-05-16
CIK 1871638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-41139

BURTECH ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-2708752
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1300 Pennsylvania Ave NW, Suite 700 Washington, DC 20004
(Address of principal executive offices and zip code)

(202) 600-5757
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one Redeemable Warrant to purchase one share of Class A common stock for $11.50 per share	BRKHU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	BRKH	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Class A Common Stock for $11.50 per share	BRKHW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of May 16, 2022, there were 28,750,000 shares of Class A common stock, par value $0.0001 per share, and 9,487,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

BURTECH ACQUISITION CORP.

i

PART 1 - FINANCIAL INFORMATION

BURTECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
Assets:
Current assets:
Cash	$927,449	$1,539,548
Other Assets	264,240	326,478
Total current assets	1,191,689	1,866,026
Other Assets, non-current	141,607	61,718
Investments held in Trust Account	291,842,784	291,813,399
Total assets	$293,176,080	$293,741,143

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$136,018	$548,159
Promissory Note - Related Party	88,746	144,746
Due to related party	7,097	7,097
Total current liabilities	231,861	700,002
Deferred underwriting commissions	10,062,500	10,062,500
Total liabilities	10,294,361	10,762,502

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 28,750,000 shares at redemption value of $10.15	291,812,500	291,812,500
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 1,329,500 shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption)	133	133
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 9,487,500 shares issued and outstanding	949	949
Additional paid-in capital	—	—
Accumulated deficit	(8,931,863)	(8,834,941)
Total stockholders’ deficit	(8,930,781)	(8,833,859)
Total Liabilities and Stockholders’ Deficit	$293,176,080	$293,741,143

The accompanying notes are an integral part of these unaudited condensed financial statements.

BURTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

Three Months Ended
March 31,
2022
Formation and operating costs	$126,307
Loss from operations	(126,307)

Other income
Interest income earned on Trust	29,385
Total other income	29,385

Net loss	$(96,922)

Weighted average shares outstanding of Class A common stock subject to redemption, basic and diluted	28,750,000
Basic and diluted net loss per common stock, Class A subject to redemption	$(0.00)
Weighted average shares outstanding of non-redeemable Class A common stock, basic and diluted	431,250
Basic and diluted net loss per common stock, non-redeemable Class A	$(0.00)
Weighted average shares outstanding of Class B common stock, basic and diluted	9,487,500
Basic and diluted net loss per common stock, Class B	(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BURTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	1,329,500	$133	9,487,500	$949	$—	$(8,834,941)	$(8,833,859)
Net loss	—	—	—	—	—	(96,922)	(96,922)
Balance as of March 31, 2022	1,329,500	$133	9,487,500	$949	$—	$(8,931,863)	$(8,930,781)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BURTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Three Months
Ended
March 31, 2022
Cash flows from operating activities:
Net loss	$(96,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(29,385)
Changes in current assets and liabilities:
Other Assets	(17,651)
Accrued offering costs and expenses	(412,141)
Net cash used in operating activities	(556,099)

Cash flows from financing activities:
Payment of promissory note- related party	(56,000)
Net cash used in financing activities	(56,000)

Net Change in Cash	(612,099)
Cash, beginning of the period	1,539,548
Cash — Ending	$927,449

The accompanying notes are an integral part of these unaudited condensed financial statements.

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1-Organization, Business Operation, Liquidity and Capital Resources

BurTech Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on March 2, 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from March 2, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the Initial Public Offering (the “IPO”). The Company had a minimal amount of activity during the comparative period, March 2, 2021 (inception) through March 31, 2021 and will not be disclosed in this report. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had $927,449 in its operating bank accounts, $291,842,784 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital of $959,828. As of March 31, 2022, $29,385 of the amount on deposit in the Trust Account represented interest income.

Prior to the IPO, our liquidity needs up had been satisfied through a payment from our sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $144,746. The Company's sponsor has agreed to provide financial support including Working Capital Loans up to $1,500,000 to enable the Company to continue its operations and meet its potential obligations over a period of one year from the issuance of these financial statements. As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company has sufficient working capital, as well as, borrowing capacity  and support from its Sponsor to meet its needs over a period of one year from the issuance of these financial statements. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty

The Company’s results of operations and ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The Company’s business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including reassurance and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and the Company’s ability to complete an initial business combination.

Note 2-Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2021.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Use of Estimates

The preparation of this financial statement in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of these financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the representative shares. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company had $927,449 and $1,539,548 in cash, respectively, and no cash equivalents.

Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, the Company had $291,842,784 and $291,813,399 in investments held in the Trust Account, which primarily consist of investments in mutual funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

●Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.
●Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

●Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022, 28,750,000 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Net Loss Per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 29,648,250 potential common stocks for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met and its inclusion would be anti- dilutive. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

	For the three-month period ended
	March 31, 2022
	Class A		Class B
	Redeemable	Non-redeemable	Non-redeemable
	common stock	common stock	common stock
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(72,061)	$(1,081)	$(23,780)

Denominator:
Weighted-average shares outstanding including common stock subject to redemption	28,750,000	431,250	9,487,500
Basic and diluted net loss per share	(0.00)	(0.00)	(0.00)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company is currently evaluating the impact of the ASU on its financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statement.

Note 3-Initial Public Offering

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

The common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480- 10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of March 31, 2022 and December 31, 2021, the common stock subject to redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$287,500,000
Overfunding From Private Placements	4,312,500
Less:
Proceeds allocated to Public Warrants	(18,781,216)
Class A ordinary shares issuance costs	(15,701,564)
Plus:
Accretion of carrying value to redemption value	34,482,780
Class A ordinary shares subject to possible redemption, March 31, 2022	$291,812,500

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4-Private Placement

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

Note 5-Related Party Transactions

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

Promissory Note — Related Party

The Sponsors agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non- interest bearing, unsecured and due on demand. As of March 31, 2022 and December 31, 2021, the Company had total of borrowings of $88,746  and $144,746 under the promissory note, respectively. As of the Initial Public Offering date, December 15, 2021, the Company no longer has the ability to utilize the Promissory note.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds on a non-interest bearing basis as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans made by the Sponsor, the Company’s officers and directors, or the Company’s or their affiliates to the Company prior to or in connection with the initial Business Combination may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of the initial Business Combination. The units would be identical to the placement units. Other than as described above, the terms of the Working Capital Loans by the Sponsor, the Company’s officers and directors or their affiliates, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Support Agreement

Commencing on the effective date of the IPO, the Company will pay an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. As of March 31, 2022 and December 31, 2021, the Company accrued $7,097 for the administrative service fees, which are included in due to related party on the accompanying balance sheet.

Note 6 — Commitments and Contingencies

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Company accounted for the Representative Shares as an offering cost of the Initial Public Offering, with a corresponding credit to stockholders’ equity.

The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of its initial Business Combination. In addition, the holders of the Representative Shares have agreed (i) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within 15 months from the closing of the IPO. The representative shares are deemed to be underwriters’ compensation by FINRA pursuant to FINRA Rule 5110. Please see Note 8 for valuation methodology and assumptions used to determine the fair value of the Representative Shares.

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022, there were 1,329,500 Class A common stock issued or outstanding, excluding 28,750,000 Class A common stock subject to possible redemption.

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●in whole and not in part;
●at a price of $0.01 per warrant;
●upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable (the “30-day redemption period”) to each warrant holder;
●if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders; and
●If and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such warrants.

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and Marketable Securities	$291,842,784	$291,842,784	$—	$—
	$291,842,784	$291,842,784	$—	$—

The fair value of Representative Shares were valued with a Probability Weighted Expected Return Model (“PWERM”) which is considered to be a Level 3 fair value measurement. The PWERM factors in the stock price, the timing of the business combination, and the timing of the lapse of the transfer restrictions. The fair value was the discounted cash flow from the sale of the securities at the time the restrictions terminated. The expected return was the probability weighted and discounted for lack of marketability.

The key inputs used in the PWERM for the representative shares valuation as of March 31, 2022 were as follows:

December 15,
Input	2021
Likelihood of business combination	90%
Expected term (years)	1.75
Discount rate	0.57%
Stock Price	$9.35

Note 9 —  Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statement was issued. Based on the Company’s review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to BurTech Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to BurTech LP, LLC The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering (as defined below) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s filings with the SEC can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

Our entire activity since inception up to March 31, 2022 was in preparation for our initial public offering. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended March 31, 2022, we had a net loss of $96,922, which consisted of $126,308 in formation and operating costs offset by $27 in interest income from the operating bank account and interest income of $29,386 from marketable securities held in our Trust Account.

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, the Company had approximately $927,449 and $1,539,548 in its operating bank account, respectively, and working capital of approximately $959,828 and $1,166,024, respectively.

Prior to the IPO, our liquidity needs up had been satisfied through a payment from our sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $144,746. The Company's sponsor has agreed to provide financial support including Working Capital Loans up to $1,500,000 to enable the Company to continue its operations and meet its potential obligations over a period of one year from the issuance of these financial statements. As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Transaction costs associated with our IPO totaled $16,919,619, consisting of $2,875,000 of underwriting fees, $10,062,500 of deferred underwriting fees, $3,456,652 fair value of the Class A common stock issued to the underwriters and $525,467 of other offering costs.

The Sponsors agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non- interest bearing, unsecured and due on demand. As of March 31, 2022 and December 31, 2021, the Company had total of borrowings of $88,746 and $144,746 under the promissory note, respectively. As of the Initial Public Offering date, December 15, 2021, the Company no longer has the ability to utilize the Promissory note.

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

Based on the foregoing, management believes that the Company has sufficient working capital, borrowing capacity and support from its Sponsor to meet its needs over a period of one year from the issuance of these financial statements. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Critical Accounting Policies

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022, 28,750,000 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Loss Per Common Stock

We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 29,648,250 potential common stocks for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three months ended March 31, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met and its inclusion would be anti-dilutive. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022 and December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our financial advisor a monthly fee of $10,000 for office space, utilities and administrative support. Upon completion of our Business Combination or the Company’s liquidation, we will cease paying these monthly fees.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We are currently evaluating the impact of the ASU on its financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report:

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**

Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BurTech Acquisition Corp.

Date: May 16, 2022	By:	/s/ Shahal Khan
Shahal Khan
Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Roman Livson
Roman Livson
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)