Form 10-Q
period 2022-06-30
BurTech Acquisition Corp.
filed 2022-08-15
CIK 1871638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, there were 28,750,000 shares of Class A common stock, par value $0.0001 per share, and 9,487,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

BURTECH ACQUISITION CORP.

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from March 2, 2021 (inception) through June 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from March 2, 2021 (inception) through June 30, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from March 2, 2021 (inception) through June 30, 2021 (Unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

Item 4.	CONTROLS AND PROCEDURES	22

PART II – OTHER INFORMATION		23

Item 1.	LEGAL PROCEEDINGS	23

Item 1A.	RISK FACTORS	23

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23

Item 3.	DEFAULTS UPON SENIOR SECURITIES	23

Item 4.	MINE SAFETY DISCLOSURES	23

Item 5.	OTHER INFORMATION	23

Item 6.	EXHIBITS	24

SIGNATURES		25

i

PART 1 - FINANCIAL INFORMATION

BURTECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)	(audited)
Assets:
Current assets:
Cash	$621,578	$1,539,548
Other Assets	303,990	326,478
Total current assets	925,568	1,866,026
Other Assets, non-current	84,787	61,718
Investments held in Trust Account	292,236,831	291,813,399
Total assets	$293,247,186	$293,741,143

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$128,969	$548,159
Promissory Note - Related Party	—	144,746
Income Tax Payable	80,676	—
Due to related party	—	7,097
Total current liabilities	209,645	700,002
Deferred underwriting commissions	10,062,500	10,062,500
Total liabilities	10,272,145	10,762,502

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 28,750,000 shares at redemption value of $10.16 and $10.15 as of June 30, 2022 and December 31, 2021, respectively	292,114,102	291,812,500
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 1,329,500 shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	133	133
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 9,487,500 shares issued and outstanding as of June 30, 2022 and December 31, 2021	949	949
Additional paid-in capital	—	—
Accumulated deficit	(9,140,143)	(8,834,941)
Total stockholders’ deficit	(9,139,061)	(8,833,859)
Total Liabilities and Stockholders’ Deficit	$293,247,186	$293,741,143

The accompanying notes are an integral part of these unaudited condensed financial statements.

BURTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For The
				Period from
				March 2,
				2021
				(Inception)
	Three Months Ended		Six Months Ended	Through
	June 30,		June 30,	June 30,
	2022	2021	2022	2021
Formation and operating costs	$220,049	$500	$346,356	$500
Loss from operations	(220,049)	(500)	(346,356)	(500)

Other income:
Interest income earned on Trust	394,047	—	423,432	—

Income (Loss) before provision for income taxes	173,998	(500)	77,076	(500)
Provision for income taxes	(80,676)	—	(80,676)	—
Net income (loss)	$93,322	$(500)	$(3,600)	$(500)

Weighted average shares outstanding of Class A common stock subject to redemption, basic and diluted	28,750,000	—	28,750,000	—
Basic and diluted net income(loss) per common stock, Class A subject to redemption	$0.00	$—	$0.00	$—
Weighted average shares outstanding of non-redeemable Class A common stock, basic and diluted	1,329,500	—	1,329,500	—
Basic and diluted net income (loss) per common stock, non-redeemable Class A	$0.00	$—	$0.00	$—
Weighted average shares outstanding of Class B common stock, basic and diluted	9,487,500	3,791,209	9,487,500	2,946,875
Basic and diluted net income (loss) per common stock, Class B	$0.00	$(0.00)	$0.00	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BURTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	1,329,500	$133	9,487,500	$949	$—	$(8,834,941)	$(8,833,859)
Net loss	—	—	—	—	—	(96,922)	(96,922)
Balance as of March 31, 2022	1,329,500	133	9,487,500	949	$—	(8,931,863)	(8,930,781)
Accretion for common stock subject to redemption amount	—	—	—	—	—	(301,602)	(301,602)
Net income	—	—	—	—	—	93,322	93,322
Balance as of June 30, 2022	1,329,500	$133	9,487,500	$949	$—	$(9,140,143)	$(9,139,061)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND

FOR THE PERIOD FROM MARCH 2, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 2, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	—
Balance as of March 31, 2021	—	—	—	—	—	$—	—
Issuance of Class B Common Stock	—	—	8,625,000	949	24,051	—	25,000
Net loss	—	—	—	—	—	(500)	(500)
Balance as of June 30, 2021	—	$—	8,625,000	$949	$24,051	$(500)	$24,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

BURTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For The Period from
		March 2, 2021
	Six Months Ended	(Inception)Through
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net loss	$(3,600)	$(500)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(423,432)	—
Changes in current assets and liabilities:
Other Assets	(581)	—
Deferred Offering Costs	—	(24,500)
Due to related party	(7,097)	25,100
Income Tax Payable	80,676	—
Accrued offering costs and expenses	(419,190)	—
Net cash (used in) provided by operating activities	(773,224)	100

Cash flows from financing activities:
Proceeds from issuance of founder shares	—	949
Additional Paid in Capital	—	24,051
Payment of promissory note- related party	(144,746)	—
Net cash (used in) provided by financing activities	(144,746)	25,000

Net Change in Cash	(917,970)	25,100
Cash, beginning of the period	1,539,548	—
Cash — Ending	$621,578	$25,100

Non-cash investing and financing transactions:
Accretion of interest income to Class A shares subject to redemption	$301,602	$—

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from March 2, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the Initial Public Offering (the “IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Liquidity and Going Concern

As of June 30, 2022, the Company had $621,578 in its operating bank accounts, $292,236,831 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital of $715,923. As of June 30, 2022, $423,432 of the amount on deposit in the Trust Account represented interest income.

Our liquidity needs up to June 30, 2022 had been satisfied through a payment from our sponsor of $25,000 for the Founder Shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of $144,746 and the net proceeds from the consummation of the Initial Public Offering held outside of the trust account. As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.

Until the consummation of a Business Combination, the Company will use the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company expects it will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and the Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty

The Company’s results of operations and ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The Company’s business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including reassurance and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and the Company’s ability to complete an initial business combination.

Note 2-Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company had $621,578 and $1,539,548 in cash, respectively, and no cash equivalents.

Investments Held in Trust Account

At June 30, 2022 and December 31, 2021, the Company had $292,236,831 and $291,813,399 in investments held in the Trust Account, which primarily consist of investments in mutual funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 28,750,000 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

Net Loss Per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 29,648,250 potential common stocks for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and six months ended June 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met and its inclusion would be anti- dilutive. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

	For the three-month period ended			For the three-month period ended
	June 30, 2022			June 30, 2021
	Class A		Class B	Class A		Class B
	Redeemable	Non-redeemable	Non-redeemable	Redeemable	Non-redeemable	Non-redeemable
	common stock	common stock	common stock	common stock	common stock	common stock
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$67,809	$3,136	$22,377	$—	$—	$(500)

Denominator:
Weighted-average shares outstanding including common stock subject to redemption	28,750,000	1,329,500	9,487,500	—	—	3,791,209
Basic and diluted net income (loss) per share	0.00	0.00	0.00	—	—	(0.00)

				For The Period from
	For the six-month period ended			March 2, 2021 (Inception) Through
	June 30, 2022			June 30, 2021
	Class A		Class B	Class A		Class B
	Redeemable	Non-redeemable	Non-redeemable	Redeemable	Non-redeemable	Non-redeemable
	common stock	common stock	common stock	Common stock	common stock	common stock
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(2,616)	$(121)	$(863)	$—	$—	$(500)

Denominator:
Weighted-average shares outstanding including common stock subject to redemption	28,750,000	1,329,500	9,487,500	—	—	2,946,875
Basic and diluted net loss per share	(0.00)	(0.00)	(0.00)	—	—	(0.00)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 46.14% and 0% for the three months ended June 30, 2022 and 2021, respectively, and 104.16% and 0% for the six months ended June 30, 2022 and for the period from March 2, 2021 (Inception) through June 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% due to the valuation allowance on the deferred tax assets.

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of June 30, 2022 and December 31, 2021, the common stock subject to redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$287,500,000
Overfunding From Private Placements	4,312,500
Less:
Proceeds allocated to Public Warrants	(18,781,216)
Class A ordinary shares issuance costs	(15,701,564)
Plus:
Accretion of carrying value to redemption value	34,482,780
Class A ordinary shares subject to possible redemption, December 31, 2021	$291,812,500
Plus:
Accretion of carrying value to redemption value	301,602
Class A ordinary shares subject to possible redemption, June 30, 2022	$292,114,102

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Promissory Note — Related Party

The Sponsors agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non- interest bearing, unsecured and due on demand. As of June 30, 2022 and December 31, 2021, the Company had total of borrowings of $0 and $144,746 under the promissory note, respectively. As of the Initial Public Offering date, December 15, 2021, the Company no longer has the ability to utilize the Promissory note.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds on a non-interest bearing basis as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans made by the Sponsor, the Company’s officers and directors, or the Company’s or their affiliates to the Company prior to or in connection with the initial Business Combination may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of the initial Business Combination. The units would be identical to the placement units. Other than as described above, the terms of the Working Capital Loans by the Sponsor, the Company’s officers and directors or their affiliates, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Administrative Support Agreement

Commencing on the effective date of the IPO, the Company will pay an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. As of June 30, 2022 and December 31, 2021, the Company accrued $60,000 and $7,097 for the administrative service fees, which are included in due to related party on the accompanying balance sheets, respectively.

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Class A Common Stock

The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 1,329,500 Class A common stock issued or outstanding, excluding 28,750,000 Class A common stock subject to possible redemption.

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and Marketable Securities	$292,236,831	$292,236,831	$—	$—
	$292,236,831	$292,236,831	$—	$—

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

The key inputs used in the PWERM for the representative shares valuation as of June 30, 2022 were as follows:

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K (as defined below) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s filings with the SEC can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

Our entire activity since inception up to June 30, 2022 was in preparation for our initial public offering. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended June 30, 2022, we had a net income of $93,322, which consisted of interest from marketable securities held in our Trust Account of $394,047, offset by formation and operating costs of $220,049 and provision for income taxes of $80,676

For the six months ended June 30, 2022, we had a net loss of $3,600, which consisted of formation and operating costs of $346,356 and provision for income taxes of $80,676 offset by interest from marketable securities held in our Trust Account of $423,432.

For the three months ended June 30, 2021, we had a net loss of $500, which consisted of formation and operating costs.

For the period from March 2, 2021 (Inception) through June 30, 2021, we had a net loss of $500, which consisted of formation and operating costs.

Liquidity and Going Concern

As of June 30, 2022, the Company had $621,578 in its operating bank accounts, $292,236,831 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital of $715,923. As of June 30, 2022, $423,432 of the amount on deposit in the Trust Account represented interest income.

Our liquidity needs up to June 30, 2022 had been satisfied through a payment from our sponsor of $25,000 for the Founder Shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of $144,746 and the net proceeds from the consummation of the Initial Public Offering held outside of the trust account. As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.

Until the consummation of a Business Combination, the Company will use the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company expects it will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and the Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 28,750,000 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Warrants

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15.

We account for the public warrants and private warrants collectively (“Warrants”), as either equity or liability-classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to our own common stocks and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations.

We evaluated the public warrants and private warrants in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” and concluded that they met the criteria for equity classification and are required to be recorded as part a component of additional paid-in capital at the time of issuance.

Net Loss Per Common Stock

We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 29,648,250 potential common stocks for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three and six months ended June 30, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met and its inclusion would be anti-dilutive. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022 and December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

BurTech Acquisition Corp.

Date: August 15, 2022	By:	/s/ Shahal Khan
Shahal Khan
Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Roman Livson
Roman Livson
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)