Form 10-Q
period 2022-09-30
BurTech Acquisition Corp.
filed 2022-11-14
CIK 1871638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 28,750,000 shares of Class A common stock, par value $0.0001 per share, and 9,487,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

BURTECH ACQUISITION CORP.

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	2

	Condensed Statements of Operations for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022, and for the period from March 2, 2021 (inception) through September 30, 2021 (Unaudited)	3

	Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period from March 2, 2021 (inception) through September 30, 2021 (Unaudited)	4

	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from March 2, 2021 (inception) through September 30, 2021 (Unaudited)	5

	Notes to Condensed Financial Statements (Unaudited)	6

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

Item 4.	CONTROLS AND PROCEDURES	23

PART II – OTHER INFORMATION		24

Item 1.	LEGAL PROCEEDINGS	24

Item 1A.	RISK FACTORS	24

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24

Item 3.	DEFAULTS UPON SENIOR SECURITIES	24

Item 4.	MINE SAFETY DISCLOSURES	24

Item 5.	OTHER INFORMATION	24

Item 6.	EXHIBITS	25

SIGNATURES		26

i

PART 1 - FINANCIAL INFORMATION

BURTECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets:
Current assets:
Cash	$480,348	$1,539,548
Other Assets	253,740	326,478
Total current assets	734,088	1,866,026
Other Assets, non-current	33,915	61,718
Investments held in Trust Account	293,553,956	291,813,399
Total Assets	$294,321,959	$293,741,143

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$139,121	$548,159
Franchise tax payable	150,000	—
Promissory Note - Related Party	—	144,746
Income Tax Payable	333,414	—
Due to related party	—	7,097
Total current liabilities	622,535	700,002
Deferred underwriting commissions	10,062,500	10,062,500
Total Liabilities	10,685,035	10,762,502

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 28,750,000 shares at redemption value of $10.19 and $10.15 as of September 30, 2022 and December 31, 2021, respectively	293,056,524	291,812,500
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 1,329,500 shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	133	133
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 9,487,500 shares issued and outstanding as of September 30, 2022 and December 31, 2021	949	949
Additional paid-in capital	—	—
Accumulated deficit	(9,420,682)	(8,834,941)
Total Stockholders’ Deficit	(9,419,600)	(8,833,859)
Total Liabilities and Stockholders’ Deficit	$294,321,959	$293,741,143

The accompanying notes are an integral part of these unaudited condensed financial statements.

BURTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For The
				Period From
				March 2,
				2021
				(Inception)
	Three Months Ended		Nine Months Ended	Through
	September 30,		September 30,	September 30,
	2022	2021	2022	2021
Formation and operating costs	$280,519	$—	$595,928	$500
Franchise Tax Expense	121,985	—	152,932	—
Loss from operations	(402,504)	—	(748,860)	(500)

Other income:
Interest income earned on Trust	1,317,125	—	1,740,557	—
Total other income	1,317,125	—	1,740,557	—

Income (Loss) before provision for income taxes	914,621	—	991,697	(500)
Provision for income taxes	(252,738)	—	(333,414)	—
Net income (loss)	$661,883	$—	$658,283	$(500)

Weighted average shares outstanding of Class A common stock subject to redemption, basic and diluted	28,750,000	—	28,750,000	—
Basic and diluted net income per common stock, Class A subject to redemption	$0.02	$—	$0.02	$—
Weighted average shares outstanding of non-redeemable Class A common stock, basic and diluted	1,329,500	—	1,329,500	—
Basic and diluted net income per common stock, non-redeemable Class A	$0.02	$—	$0.02	$—
Weighted average shares outstanding of Class B common stock, basic and diluted	9,487,500	8,625,000	9,487,500	5,410,967
Basic and diluted net income (loss) per Class B common stock	$0.02	$—	$0.02	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

BURTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	1,329,500	$133	9,487,500	$949	$—	$(8,834,941)	$(8,833,859)
Net loss	—	—	—	—	—	(96,922)	(96,922)
Balance as of March 31, 2022	1,329,500	133	9,487,500	949	—	(8,931,863)	(8,930,781)
Accretion for common stock subject to redemption amount	—	—	—	—	—	(301,602)	(301,602)
Net income	—	—	—	—	—	93,322	93,322
Balance as of June 30, 2022	1,329,500	133	9,487,500	949	—	(9,140,143)	(9,139,061)
Accretion for common stock subject to redemption amount	—	—	—	—	—	(942,422)	(942,422)
Net income	—	—	—	—	—	661,883	661,883
Balance as of September 30, 2022	1,329,500	$133	9,487,500	$949	$—	$(9,420,682)	$(9,419,600)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM MARCH 2, 2021 (INCEPTION)
THROUGH SEPTEMBER 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 2, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—	—
Balance as of March 31, 2021	—	—	—	—	—	—	—
Issuance of Class B Common Stock	—	—	9,487,500	949	24,051	—	25,000
Net loss	—	—	—	—	—	(500)	(500)
Balance as of June 30, 2021	—	—	9,487,500	949	24,051	(500)	24,500
Net loss	—	—	—	—	—	—	—
Balance as of September 30, 2021	—	$—	9,487,500	$949	$24,051	$(500)	$24,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

BURTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For The Period from
		March 2, 2021
	Nine Months Ended	(Inception)Through
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net income (loss)	$658,283	$(500)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(1,740,557)	—
Changes in current assets and liabilities:
Other Assets	100,541	—
Due to related party	(7,097)	—
Income tax payable	333,414	—
Franchise tax payable	(150,000)	—
Accrued offering costs and expenses	(109,038)	—
Net cash used in operating activities	(914,454)	(500)

Cash flows from financing activities:
Proceeds from issuance of founder shares	—	25,000
Proceeds from note payable-related party	—	100,091
Payment of promissory note - related party	(144,746)	—
Payment of offering costs	—	(99,491)
Net cash (used in) provided by financing activities	(144,746)	25,600

Net Change in Cash	(1,059,200)	25,100
Cash, beginning of the period	1,539,548	—
Cash — Ending	$480,348	$25,100

Non-cash investing and financing transactions:
Accretion of interest income to Class A shares subject to redemption	$1,244,024	$—

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from March 2, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the Initial Public Offering (the “IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Liquidity and Going Concern

As of September 30, 2022, the Company had $480,348 in its operating bank accounts, $293,553,956 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital deficit of $594,967. As of September 30, 2022, $1,740,557 of the amount on deposit in the Trust Account represented interest income.

Our liquidity needs up to September 30, 2022 had been satisfied through a payment from our sponsor of $25,000 for the Founder Shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of $144,746 and the net proceeds from the consummation of the Initial Public Offering held outside of the trust account. As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Risks and Uncertainties

On August 16, 2022, the Inflation Reduction Act of 2022 (the "IR Act") was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the "Treasury") has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any "PIPE" or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company's ability to complete a Business Combination.

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

Note 2-Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2021.

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had $480,348 and $1,539,548 in cash, respectively, and no cash equivalents.

Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, the Company had $293,553,956 and $291,813,399 in investments held in the Trust Account, which primarily consist of investments in mutual funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 28,750,000 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

Net Income/Loss Per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 29,648,250 potential common stocks for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2022 and 2021

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

because the warrants are contingently exercisable, and the contingencies have not yet been met and its inclusion would be anti- dilutive. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the three-month period ended			For the three-month period ended
	September 30, 2022			September 30, 2021
	Class A		Class B	Class A		Class B
	Redeemable	Non-redeemable	Non-redeemable	Redeemable	Non-redeemable	Non-redeemable
	common stock	common stock	common stock	common stock	common stock	common stock
Basic and diluted net income per share:
Numerator:
Allocation of net income	$480,935	$22,240	$158,708	$—	$—	$—

Denominator:
Weighted-average shares outstanding including common stock subject to redemption	28,750,000	1,329,500	9,487,500	—	—	8,625,000
Basic and diluted net income per share	$0.02	$0.02	$0.02	$—	$—	$—

				For The Period from
	For the nine-month period ended			March 2, 2021 (Inception) Through
	September 30, 2022			September 30, 2021
	Class A		Class B	Class A		Class B
	Redeemable	Non-redeemable	Non-redeemable	Redeemable	Non-redeemable	Non-redeemable
	common stock	common stock	common stock	Common stock	common stock	common stock
Basic and diluted net loss per share:
Numerator:
Allocation of net income (loss)	$478,319	$22,119	$157,845	$—	$—	$(500)

Denominator:
Weighted-average shares outstanding including common stock subject to redemption	28,750,000	1,329,500	9,487,500	—	—	5,410,967
Basic and diluted net income per share	$0.02	$0.02	$0.02	$—	$—	$—

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

The Company's effective tax rate was 27.63% and 0% for the three months ended September 30, 2022 and 2021, respectively, and 33.62% and 0% for the nine months ended September 30, 2022 and for the period from March 2, 2021 (Inception) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% due to the valuation allowance on the deferred tax assets.

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only "major" tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity's own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity's own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2022.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statement.

Note 3- Out-of-Period Item

During the nine months ended September 30, 2022, the Company recorded and adjustment to correct prior period understatement of franchise taxes in the amount of approximately $72,000. The correction was primarily caused by an error in calculating the franchise tax expense for the current tax year. Management has concluded that the adjustment is not material to the Company’s consolidated annual and interim financial statements and has recorded the adjustment in the current period’s condensed statements of operations.

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4-Initial Public Offering

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

As of September 30, 2022 and December 31, 2021, the common stock subject to redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$287,500,000
Overfunding From Private Placements	4,312,500
Less:
Proceeds allocated to Public Warrants	(18,781,216)
Class A common stock issuance costs	(15,701,564)
Plus:
Accretion of carrying value to redemption value	34,482,780
Class A common stock subject to possible redemption, December 31, 2021	291,812,500
Plus:
Accretion of carrying value to redemption value	1,244,024
Class A common stock subject to possible redemption, September 30, 2022	293,056,524

Note 5-Private Placement

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 6-Related Party Transactions

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

Promissory Note — Related Party

The Sponsors agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non- interest bearing, unsecured and due on demand. As of September 30, 2022 and December 31, 2021, the Company had total of borrowings of $0 and $144,746 under the promissory note, respectively. As of the Initial Public Offering date, December 15, 2021, the Company no longer has the ability to utilize the Promissory note.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds on a non-interest bearing basis as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans made by the Sponsor, the Company’s officers and directors, or the Company’s or their affiliates to the Company prior to or in connection with the initial Business Combination may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of the initial Business Combination. The units would be identical to the placement units. Other than as described above, the terms of the Working Capital Loans by the Sponsor, the Company’s officers and directors or their affiliates, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At September 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Administrative Support Agreement

Commencing on the effective date of the IPO, the Company will pay an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. As of September 30, 2022 and December 31, 2021, the Company incurred and paid $82,904 and $7,097 for the administrative service fees.

Note 7 — Commitments and Contingencies

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 8 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 1,329,500 Class A common stock issued or outstanding, excluding 28,750,000 Class A common stock subject to possible redemption.

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	September 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and Marketable Securities	$293,553,956	$293,553,956	$—	$—
	$293,553,956	$293,553,956	$—	$—

Note 10 —  Subsequent Events

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

Results of Operations

Our entire activity since inception up to September 30, 2022 was in preparation for our initial public offering. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended September 30, 2022, we had a net income of $661,883, which consisted of interest from marketable securities held in our Trust Account of $1,317,125, offset by formation and operating costs of $402,504 and provision for income taxes of $252,738.

For the nine months ended September 30, 2022, we had a net income of $658,283, which consisted of interest from marketable securities held in our Trust Account of $1,740,557, offset by formation and operating costs of $748,860 and provision for income taxes of $333,414.

For the three months ended September 30, 2021, we had no operating result.

For the period from March 2, 2021 (Inception) through September 30, 2021, we had a net loss of $500, which consisted of formation and operating costs.

Liquidity and Going Concern

As of September 30, 2022, the Company had $480,348 in its operating bank accounts, $293,553,956 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital of $594,967. As of September 30, 2022, $1,740,557 of the amount on deposit in the Trust Account represented interest income.

Our liquidity needs up to September 30, 2022 had been satisfied through a payment from our sponsor of $25,000 for the Founder Shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of $144,746 and the net proceeds from the consummation of the Initial Public Offering held outside of the trust account. As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 28,750,000 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

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

Net Income/Loss Per Common Stock

We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 29,648,250 potential common stocks for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met and its inclusion would be anti-dilutive. As a result, diluted net income or loss per common stock is the same as basic net income or loss per common stock for the periods.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022 and December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity's own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity's own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows. We have not adopted this guidance as of September 30, 2022.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a 1% excise tax on any publicly traded domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because we are a Delaware corporation and our securities are trading on Nasdaq, we will be a “covered corporation” within the meaning of the IR Act. While not free from doubt, absent any further guidance from the U.S. Department of the Treasury (the “Treasury”), who has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax, the Excise Tax may apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial Business Combination, extension vote or otherwise, unless an exemption is available. Issuances of securities in connection with our initial Business Combination transaction (including any PIPE transaction at the time of our initial Business Combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the number of securities redeemed may exceed the number of securities issued.

Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination. In addition, because the Excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the Excise tax have not been determined. Further, the application of the Excise tax in the event of a liquidation is uncertain. Consequently, the Excise Tax may make a transaction with us less appealing to potential Business Combination targets. Further, the application of the Excise Tax in the event of a liquidation is uncertain.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report:

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
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

BurTech Acquisition Corp.

Date: November 14, 2022	By:	/s/ Shahal Khan
Shahal Khan
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Roman Livson
Roman Livson
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)