Form 10-K
period 2022-12-31
BurTech Acquisition Corp.
filed 2023-04-21
CIK 1871638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Registrant’s telephone number, including area code: (202) 600-5757

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐  No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $0. The registrant’s units began trading on The Nasdaq Global Market (“NASDAQ”) on December 13, 2021 and the registrant’s shares of Class A common stock, par value $0.0001 and warrants began trading on the NASDAQ on January 31, 2022.

As of April 20, 2023, there were 6,630,703 shares of Class A common stock, par value $0.0001 per share, and 9,487,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BURTECH ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2022

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;
●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	potential ability to obtain additional financing to complete our initial business combination;
●	pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	potential change in control if we acquire one or more target businesses for stock;
●	the potential liquidity and trading of our securities;
●	the lack of a market for our securities;
●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	financial performance following our IPO.

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

ITEM 1.BUSINESS

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

Mr. Khan was the founding member of CRME (Colt Middle East) in 2012, a mining company which held gold, copper and lithium concessions in Pakistan and Afghanistan. From 2004 to 2008, he was a board member and shareholder of The Quimera Project, a research and development cluster based in Barcelona, Spain, comprised of technology companies as well as universities with the aim of commercializing technologies that have a positive impact on environmental sustainability. He also has a joint venture with American Ethane Corporation of Houston to invest in up to 6,000 megawatts of power projects in Pakistan in collaboration with General Electric. Mr. Khan was one of the founders of a tier one bank in Bahrain - Fortune Investment House - and was focused on real estate investments in Bahrain and other countries in the Middle East. He was also founder of Global Voice Telecom, one of the first companies to receive a license for voice over the Internet in 1997 which subsequently merged into a Nasdaq listed company. Mr. Khan was the chief executive officer of Centile, a software company located in the South of France. In 2009 Mr. Khan founded Zebasolar, one of the first developers of Solar power in India. Mr. Khan also served as a director on the boards of GD360 from 2017 through 2019,

Mr. Khan is currently appointed senator of the World Business Angels Investment Forum (“WBAF”), as an affiliated partner of the G20 Global Partnership for Financial Inclusion (GPFI). WBAF is committed to collaborating globally to empowering the economic development of the world. He is also a commissioner of the U.S. Council on Competitiveness, a nonpartisan, leadership organization composed of CEOs, university presidents, labor leaders, and national lab directors committed to ensuring that the United States remains the world leader in innovation. The Council has one main goal: to strengthen America’s competitive advantage by acting as a catalyst for innovative public policy solutions. Mr. Khan was born in New York and has a Bachelor of Arts in Economics from American University and studied business management at Johns Hopkins University.

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

Alexis Johnson is one of our advisors. Ms. Johnson has over five years of experience in real estate development and construction management ranging from high-end residential to commercial and healthcare. Ms. Johnson launched her media company in 2015 targeting niche industries and communities. Ms. Johnson began passively investing in cryptocurrencies in early 2017, and during Spring 2018 launched the Light Node Media a new division, an events, public relations and media company which targets the Blockchain community. In Summer 2019 Ms. Johnson founded Legends Investment Network. Ms. Johnson serves as President and Board member of the Johns Hopkins Blockchain and Fintech network which connects students, alumni and professors that work or express interest within the Blockchain space. A recipient of the Little Rock 9 Scholarship, Ms. Johnson holds a bachelor’s degree in Civil Engineering from Johns Hopkins University’s Whiting School of Engineering.

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

ITEM 1A.RISK FACTORS

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in connection with redemptions of our Class A Common Stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on any publicly traded domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because we are a Delaware corporation and because our securities trade on Nasdaq, we are a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, absent any further guidance from the U.S. Department of the Treasury (the “Treasury”), who has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax, the Excise Tax may apply to any redemptions of our Class A Common Stock after December 31, 2022, including redemptions in connection with a business combination, unless an exemption is available. Generally, issuances of securities in connection with an initial business combination transaction (including any PIPE transaction at the time of an initial business combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the number of securities redeemed may exceed the number of securities issued. In addition, the Excise Tax would be payable by us, and not by the redeeming holder, however the mechanics of any required payment of the Excise Tax have not been determined. Further, based on recently issued interim guidance from the Internal Revenue Service and Treasury in Notice 2023-2, subject to certain exceptions, the Excise Tax should not apply in the event of our liquidation.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences.

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.PROPERTIES

Our executive offices are located at 1300 Pennsylvania Ave NW, Suite 700, Washington, DC 20004, and our telephone number is (202) 600-5757.

Commencing on the date our securities are first listed on Nasdaq, we have agreed to pay BurTech LP, LLC, our sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

ITEM 3.LEGAL PROCEEDINGS

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

ITEM 4.MINE SAFETY DISCLOSURES

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

Holders of Record

As of April 20, 2023, there were 6,630,703 of our shares of Class A common stock issued and outstanding held by approximately 5 stockholders of record, and there were 9,487,500 of our shares of Class B common stock issued and outstanding held by our Sponsor. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

ITEM 6.[RESERVED]

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

In connection with the stockholders’ vote at the special meeting of stockholders held by the Company on March 10, 2023, 22,119,297 shares were tendered for redemption. As a result, approximately $227.8 million (approximately $10.30 per share redeemed) was removed from the Company’s trust account to pay such holders. Following redemptions, the Company will have 6,630,703 shares of Class A common stock outstanding, and approximately $68.0 million will remain in the Company’s trust account.

In Conjunction with the above redemptions, the stockholders’ also voted on extending the original liquidation from March 15, 2023 to December 15, 2023, (the “extended liquidation date”) extending the life of the Company to complete an initial business combination. We will have only 23 months from the closing of the IPO (the “Combination Period”) to complete the initial Business Combination. If we are unable to complete the initial business combination within the Combination Period. we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following the redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if we fail to complete the initial business combination within the Combination Period.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest dividends on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses.

For the year ended December 31, 2022, we had a net income of $1,673,607, which consisted of interest from marketable securities held in our Trust Account of $3,989,294, offset by formation and operating costs of $1,523,929 and provision for income taxes of $791,758.

For the period from March 2, 2021 (inception) through December 31, 2021, we had net loss of $65,892, which consisted of formation and operating costs of $66,791 and interest and dividend income of $899.

Liquidity and Going Concern

As of December 31, 2022, the Company had $22,232 in its operating bank accounts, $295,802,694 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital deficit of $96,188. As of December 31, 2022, $3,989,294 of the amount on deposit in the Trust Account represented interest income.

Our liquidity needs up to December 31, 2022 had been satisfied through a payment from our sponsor of $25,000 for the Founder Shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of $144,746 and the net proceeds from the consummation of the Initial Public Offering held outside of the trust account. As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

The Company is less than 8 months from its mandatory liquidation as of the time of filing this Annual Report on Form 10-K. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” Management has determined that the liquidity condition due to insufficient working capital, described above, and mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date the financial statements contained in this Annual Report on Form 10-K are issued.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022 and 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

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

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 28,750,000 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) Per Common Stock

We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 29,648,250 potential common stocks for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the year ended December 31, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met and its inclusion would be anti-dilutive. As a result, diluted net income or loss per common stock is the same as basic net income or loss per common stock for the periods.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows. We have not adopted this guidance as of December 31, 2022.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers.

Name	Age	Position
Shahal Khan	50	Chairman of the Board of Directors and Chief Executive Officer
Isaac Chetrit	60	President, Director
Roman Livson	52	Chief Financial Officer
Payel Farasat	43	Chief Investment Officer
Christopher Schroeder	57	Chief Marketing Officer
Leon Golden	60	Director
Scott Young	64	Director
Joseph A. Porrello	51	Director

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

Mr. Khan was the founding member of CRME (Colt Middle East) in 2012, a mining company which held gold, copper and lithium concessions in Pakistan and Afghanistan. From 2004 to 2008, he was a board member and shareholder of The Quimera Project, a research and development cluster based in Barcelona, Spain, comprised of technology companies as well as universities with the aim of commercializing technologies that have a positive impact on environmental sustainability. He also has a joint venture with American Ethane Corporation of Houston to invest in up to 6,000 megawatts of power projects in Pakistan in collaboration with General Electric. Mr. Khan was one of the founders of a tier one bank in Bahrain - Fortune Investment House - and was focused on real estate investments in Bahrain and other countries in the Middle East. He was also founder of Global Voice Telecom, one of the first companies to receive a license for voice over the Internet in 1997 which subsequently merged into a Nasdaq listed company. Mr. Khan was the chief executive officer of Centile, a software company located in the South of France. In 2009 Mr. Khan founded Zebasolar, one of the first developers of Solar power in India. Mr. Khan also served as a director on the boards of GD360 from 2017 through 2019,

Mr. Khan is currently appointed senator of the World Business Angels Investment Forum (“WBAF”), as an affiliated partner of the G20 Global Partnership for Financial Inclusion (GPFI). WBAF is committed to collaborating globally to empowering the economic development of the world. He is also a commissioner of the U.S. Council on Competitiveness, a nonpartisan, leadership organization composed of CEOs, university presidents, labor leaders, and national lab directors committed to ensuring that the United States remains the world leader in innovation. The Council has one main goal: to strengthen America’s competitive advantage by acting as a catalyst for innovative public policy solutions. Mr. Khan was born in New York and has a Bachelor of Arts in Economics from American University and studied business management at Johns Hopkins University.

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

The Audit Committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;
●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	discussing and, as appropriate, reviewing with management and the independent registered public accounting firm our financial statements and annual and quarterly reports, discussing with the independent registered public accounting firm any other matters required to be discussed by accounting and auditing standards, and recommending to the Board whether the audited financial statements should be included in our annual report;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years, respecting one or more independent audits carried out by the independent registered public accounting firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing the adequacy and effectiveness of our internal control policies and procedures on a regular basis;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

Compensation Committee

Our Compensation Committee consists of Leon Golden and Scott Young each of whom is an independent director under the Nasdaq listing standards. Mr. Young is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;
●	reviewing on an annual basis our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

ITEM 11.EXECUTIVE COMPENSATION

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

The following table sets forth as of April 20, 2023 the number of shares of Class A common stock and Class B common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of Class A common stock and Class B common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 31, 2022, we had 898,250 shares of Class A common stock and 9,487,500 shares of Class B common stock, issued and outstanding. The Class B common stock are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment. As of April 20, 2023, the Company has 6,630,703 shares of Class A Common stock and 9,487,500 shares of Class B common stock, issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of March 31, 2022.

	Number of
	Shares	Percentage of
	Beneficially	Outstanding
Name and Address of Beneficial Owner(1)	Owned	Shares
Shahal Khan (2)	10,385,750	51%
Roman Livson (2)	10,385,750	51%
Patrick Orlando(1)(2)	10,385,750	51%
Isaac Chetrit (4)		*
Payel Farasat (4)		*
Christopher Schroeder (4)		*
All officers and directors as a group	10,385,750	51%
(5 individuals)
BurTech LP LLC(2)	10,385,750	51%
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of these individuals is c/o BurTech Acquisition Corp., 1300 Pennsylvania Ave NW, Suite 700, Washington, DC 20004.

(2)	BurTech LP LLC, our sponsor, is the record holder of the securities reported herein. Shahal Khan, Patrick Orlando and Roman Livson are the managing members of our sponsor. By virtue of this relationship, Messrs. Khan and Livson may be deemed to share beneficial ownership of the securities held of record by our sponsor. Messrs. Khan and Livson disclaim any beneficial ownership except to the extent of their pecuniary interest in such securities.
(3)	Each of our officers and directors is, directly or indirectly, a member of our sponsor or has direct or indirect economic interests in our sponsor, and each of them disclaims any beneficial ownership of any shares held by our sponsor except to the extent of his or her ultimate pecuniary interest.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our Sponsor, officers or directors or any affiliate of our Sponsor, officers or directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our Sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our public offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;
●	Payment to our financial advisor of $10,000 per month, for up to 15 months, for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and
●	Repayment of non-interest bearing loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which (other than as described above) have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units.

Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see “— Part III, Item 10 - Directors, Executive Officers and Corporate Governance”.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 8-K for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and for the period from March 2, 2021 (inception) through December 31, 2021 totaled $88,045 and $66,015, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the year ended December 31, 2022 and for the period from March 2, 2021 (inception) through December 31, 2021, we did not pay Marcum any audit-related fees.

Tax Fees. We did not pay Marcum for tax return services, planning and tax advice for the year ended December 31, 2022 and for the period from March 2, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for any other services for the year ended December 31, 2022 and for the period from March 2, 2021 (inception) through December 31, 2021.

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

PART IV

ITEM 15.EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Form 10-K:

(1)Consolidated Financial Statements:

(2)Consolidated Financial Statement Schedules:

None.

(3)Exhibits

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

4.5*	Description of Securities
10.1	Promissory Note, dated May 21, 2021, issued to BurTech LP LLC (incorporated by reference to Exhibit 10.2 filed with the Form S-1 filed by the Registrant on August 19, 2021).
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

BURTECH ACQUISITION CORP.

Dated: April 20, 2023	By:	/s/ Shahal Khan
	Name:	Shahal Khan
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shahal Khan	Chief Executive Officer and Chairman	April 20, 2023
Shahal Khan	(Principal Executive Officer)

/s/ Roman Livson	Chief Financial Officer	April 20, 2023
Roman Livson	(Principal Accounting and Financial Officer)

/s/ Isaac Chetrit	Director	April 20, 2023
Isaac Chetrit

/s/ Leon Golden	Director	April 20, 2023
Leon Golden

/s/ Scott Young	Director	April 20, 2023
Scott Young

/s/ Joseph Porrello	Director	April 20, 2023
Joseph Porrello

BURTECH ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

BurTech Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BurTech Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period ended December 31, 2022 and for the period from March 2, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the period ended December 31, 2022 and for the period from March 2, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Additionally, the liquidation deadline is within 12 months of the filing date. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

April 20, 2023

BURTECH ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Current assets:
Cash and Cash Equivalents	$22,232	$1,539,548
Other Assets	186,532	326,478
Total current assets	208,764	1,866,026
Other Assets, non-current	—	61,718
Investments held in Trust Account	295,802,694	291,813,399
Total Assets	$296,011,458	$293,741,143

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$304,952	$537,073
Franchise tax payable	200,000	11,086
Promissory note - related party	—	144,746
Income tax payable	791,758	—
Due to related party	—	7,097
Total current liabilities	1,296,710	700,002
Deferred underwriting commissions	10,062,500	10,062,500
Total Liabilities	11,359,210	10,762,502

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 28,750,000 shares at redemption value of $10.25 and $10.15 as of December 31, 2022 and 2021, respectively	294,796,918	291,812,500
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 1,329,500 shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption) as of December 31, 2022 and 2021	133	133
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 9,487,500 shares issued and outstanding as of December 31, 2022 and 2021	949	949
Additional paid-in capital	—	—
Accumulated deficit	(10,145,752)	(8,834,941)
Total Stockholders’ Deficit	(10,144,670)	(8,833,859)
Total Liabilities and Stockholders’ Deficit	$296,011,458	$293,741,143

The accompanying notes are an integral part of these financial statements.

BURTECH ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the
		period from
		March 2,
	For the Year	2021
	Ended	(Inception) to
	December 31,	December 31,
	2022	2021
Formation and operating costs	$1,320,997	$66,791
Franchise Tax	202,932	—
Loss from operations	(1,523,929)	(66,791)

Other income
Interest income earned on Trust	3,989,294	899
Total other income, net	3,989,294	899

Income (Loss) before provision for income taxes	2,465,365	(65,892)
Provision for income taxes	(791,758)	—
Net income (loss)	$1,673,607	$(65,892)

Weighted average shares outstanding of Class A common stock subject to redemption, basic and diluted	28,750,000	1,602,459
Basic and diluted net income (loss) per common stock, Class A subject to redemption	$0.04	$(0.01)
Weighted average shares outstanding of non-redeemable Class A common stock, basic and diluted	1,329,500	24,037
Basic and diluted net income (loss) per common stock, non-redeemable Class A	$0.04	$(0.01)
Weighted average shares outstanding of Class B common stock, basic and diluted	9,487,500	8,318,975
Basic and diluted net income (loss) per Class B common stock	$0.04	$(0.01)

The accompanying notes are an integral part of these financial statements.

BURTECH ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM MARCH 2, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - March 2, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to the Sponsor	—	—	9,487,500	949	24,051	—	25,000
Allocated fair value of 28,750,000 Public Warrants net of allocated offering costs	—	—	—	—	17,683,807	—	17,683,807
Proceeds of 898,250 Private Placement Units net of allocated offering costs	898,250	90	—	—	8,861,764	—	8,861,854
Recorded the representative shares FV	431,250	43	—	—	3,456,609	—	3,456,652
Additional amount in deposited into trust ($10.15 per Unit-$10.00 per Unit)	—	—	—	—	(4,312,500)	—	(4,312,500)
Net loss	—	—	—	—	—	(65,892)	(65,892)
Accretion for common stock subject to redemption amount	—	—	—	—	(25,713,731)	(8,769,049)	(34,482,780)
Balance as of December 31, 2021	1,329,500	$133	9,487,500	$949	$—	$(8,834,941)	$(8,833,859)
Accretion for common stock subject to redemption amount	—	—	—	—	—	(2,984,418)	(2,984,418)
Net income	—	—	—	—	—	1,673,607	1,673,607
Balance as of December 31, 2022	1,329,500	$133	9,487,500	$949	$—	$(10,145,752)	$(10,144,670)

The accompanying notes are an integral part of these financial statements.

BURTECH ACQUISITION CORP.

STATEMENT OF CASH FLOWS

		For the period from
	For the	March 2, 2021
	Year Ended	(Inception) to
	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net income (loss)	$1,673,607	$(65,892)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Interest earned on cash and marketable securities held in Trust Account	(3,989,294)	(899)
Changes in current assets and liabilities:
Other Assets	201,664	(388,196)
Accrued offering costs and expenses	(232,122)	537,073
Franchise tax payable	188,914	11,086
Income tax payable	791,758	—
Due to related party	(7,097)	7,097
Net cash (used in) provided by operating activities	(1,372,570)	100,269

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	—	(291,812,500)
Net cash used in investing activities	—	(291,812,500)

Cash flows from financing activities:
Proceeds from initial stockholder	—	25,000
Proceeds from initial public offering	—	284,625,000
Proceeds from private placement	—	8,982,500
Payment of note payable-related party	(144,746)	—
Payment of deferred offering costs	—	(380,721)
Net cash (used in) provided by financing activities	(144,746)	293,251,779

Net change in cash	(1,517,316)	1,539,548
Cash, beginning of the period	1,539,548	—
Cash, end of the period	$22,232	$1,539,548

Supplemental disclosure of non-cash investing and financing activities:
Initial value of Class A common stock subject to possible redemption	$—	$291,812,500
Accretion of Class A common stock subject to possible redemption	$2,984,418	$899
Offering costs paid by Sponsor under promissory note	$—	$144,746
Re-measurement of class A common stock to redemption value	$—	$34,482,780
Deferred underwriting commissions payable charged to additional paid in capital	$—	$10,062,500

The accompanying notes are an integral part of these financial statements.

BURTECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from March 2, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the Initial Public Offering (the “IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the IPO on December 15, 2021, $291,812,500 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was deposited into a trust account (the “Trust Account”) and will be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations and up to $100,000 of interest that may be used for the Company’s dissolution expenses, the proceeds from the IPO and the sale of the placement units held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (a) the completion of the initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s second amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or certain amendments to the Company’s charter prior thereto or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 15 months from the closing of the IPO or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (c) the redemption of the public shares if the Company is unable to complete the initial Business Combination within 15 months from the closing of the IPO, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to any founder shares, placement shares and public shares held by them in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any founder shares, placement shares and public shares held by them in connection with a stockholder vote to approve an amendment to the Company’s second amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or certain amendments to the Company’s charter prior thereto or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any founder shares and placement shares held by them if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame; and (iv) vote any founder shares held by them and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had $22,232 in its operating bank accounts, $295,802,694 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital deficit of $96,188. As of December 31, 2022, $3,989,294 of the amount on deposit in the Trust Account represented interest income.

Our liquidity needs up to December 31, 2022 had been satisfied through a payment from our sponsor of $25,000 for the Founder Shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of $144,746 and the net proceeds from the consummation of the Initial Public Offering held outside of the trust account. As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

The Company is less than 8 months from its mandatory liquidation as of the time of filing this Annual Report on Form 10-K. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” Management has determined that the liquidity condition due to insufficient working capital, described above, and mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date the financial statements contained in this Annual Report on Form 10-K are issued.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, the Company had $22,232 and $1,539,548 in cash, respectively, and no cash equivalents.

Investments Held in Trust Account

At December 31, 2022 and 2021, the Company had $295,802,694 and $291,813,399 in investments held in the Trust Account, which primarily consist of investments in mutual funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 28,750,000 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 29,648,250 potential common stocks for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the year ended December 31, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met and its inclusion would be anti- dilutive. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

				For The Period from
	For the Year Ended			March 2, 2021 (Inception) Through
	December 31, 2022			December 31, 2021
	Class A		Class B	Class A		Class B
	Redeemable	Non-redeemable	Non-redeemable	Redeemable	Non-redeemable	Non-redeemable
	common stock	common stock	common stock	Common stock	common stock	common stock
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,216,069	$56,235	$401,303	$(10,617)	$(159)	$(55,116)

Denominator:
Weighted-average shares outstanding including common stock subject to redemption	28,750,000	1,329,500	9,487,500	1,602,459	24,037	8,318,975
Basic and diluted net income (loss) per share	$0.04	$0.04	$0.04	$(0.01)	$(0.01)	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At December 31, 2022 and 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Warrant Classification

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company’s has analyzed the warrants issued in the Initial Public Offering (“Public Warrants”) and warrants included in the Private Placement Units (the “Private Warrants”) and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480. The warrants meet all of the requirements for equity classification under ASC 815 and therefore are classified in equity.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of December 31, 2022.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement.

NOTE 3. INITIAL PUBLIC OFFERING

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

As of December 31, 2022 and 2021, the common stock subject to redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$287,500,000
Overfunding From Private Placements	4,312,500
Less:
Proceeds allocated to Public Warrants	(18,781,216)
Class A common stock issuance costs	(15,701,564)
Plus:
Accretion of carrying value to redemption value	34,482,780
Class A common stock subject to possible redemption, December 31, 2021	291,812,500
Plus:
Accretion of carrying value to redemption value	2,984,418
Class A common stock subject to possible redemption, December 31, 2022	294,796,918

NOTE 4. PRIVATE PLACEMENT

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

NOTE 5. RELATED PARTY TRANSACTIONS

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

Administrative Support Agreement

Commencing on the effective date of the IPO, the Company will pay an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. As of December 31, 2022 and 2021, the Company incurred and paid $112,903 and $7,097 for the administrative service fees.

Promissory Note — Related Party

The Sponsors agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non- interest bearing, unsecured and due on demand. As of December 31, 2022 and 2021, the Company had total of borrowings of $0 and $144,746 under the promissory note, respectively. As of the Initial Public Offering date, December 15, 2021, the Company no longer has the ability to utilize the Promissory note.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds on a non-interest bearing basis as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of the Working Capital Loans made by the Sponsor, the Company’s officers and directors, or the Company’s or their affiliates to the Company prior to or in connection with the initial Business Combination may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of the initial Business Combination. The units would be identical to the placement units. Other than as described above, the terms of the Working Capital Loans by the Sponsor, the Company’s officers and directors or their affiliates, if any, have not been determined and no written agreements exist with respect to the Working Capital Loans. The Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. At December 31,2022 and 2021, no such Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 1,329,500 Class A common stock issued or outstanding, excluding 28,750,000 Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. On September 24, 2021, the Company issued 862,500 shares of Class B common stock in connection with a 1.1 stock split. As of December 31, 2021, there were 9,487,500 shares of Class B common stock issued and outstanding.

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

NOTE 8. INCOME TAX

The Company’s net deferred tax assets (liability) at December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets (liability)
Organizational costs/Startup expenses	$287,868	$11,700
Federal Net Operating loss	—	2,137
Total deferred tax assets (liability)	287,868	13,837
Valuation allowance	(287,868)	(13,837)
Deferred tax assets (liability), net of allowance	$—	$—

The income tax provision for the year ended December 31, 2022 and 2021 consists of the following:

	December 31,	December 31,
	2022	2021
Federal
Current	$791,758	$—
Deferred	(274,031)	(13,837)

State
Current	—	—
Deferred	—	—
Change in valuation allowance	274,031	13,837
Income tax provision	$791,758	$—

As of December 31, 2022 and 2021, the Company had $0 and $10,178 per prior year financial, of U.S. federal operating loss carryovers available to offset future taxable income, which do not expire.

In assessing the realization of the deferred tax assets (liability), management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets (liability) is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets (liability), projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets (liability) and has therefore established a full valuation allowance. For the period from March 2, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $13,837. For the year ended December 31, 2022, the change in the valuation allowance was $274,031.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Permanent Book/Tax Differences	0.0%	0.0%
Change in valuation allowance	11.1%	(21.0)%
Income tax provision	32.1%	—%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination since inception.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market Funds held in Trust Account	$295,802,694	$295,802,694	$—	$—
	$295,802,694	$295,802,694	$—	$—

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market Funds held in Trust Account	$291,813,399	$291,813,399	$—	$—
	$291,813,399	$291,813,399	$—	$—

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

December 31,
Input	2021
Likelihood of business combination	90%
Expected term (years)	1.75
Discount rate	0.57%
Stock price	$9.35

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 24, 2023, the Company issued a press release stating that it has entered into a non-binding letter of intent for a potential business combination with CleanBay Renewables Inc., a late-stage enviro-tech company focused on the production of sustainable renewable natural gas, green hydrogen and natural controlled-release fertilizer.

On March 10, 2023, the Company and Sponsor entered into a non-redemption agreements (“Non-Redemption Agreements”) with one or more unaffiliated third party or parties in exchange for such third party or third parties agreeing not to redeem up to an aggregate of 4,597,648 shares of the Company’s Class A common stock sold in its initial public offering (“Non-Redeemed Shares”) in connection with the special meeting of the stockholders called by the Company (the “Special Meeting”), In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor has agreed to transfer to such third party or third parties up to an aggregate of 1,274,412 shares of the Company’s Class B common stock held by the Sponsor immediately following the consummation of an initial business combination if they continue to hold such Non-Redeemed Shares through the Special Meeting. Also during the Special Meeting the Shareholders approved an extension of time for the Company to consummate an initial business combination from March 15, 2023 to December 15, 2023 (the “Extension”), and to amend the Trust Management Agreement with Continental Stock & Transfer Company, dated as of December 10, 2021.

The Company’s stockholders redeemed 22,119,297 shares. As a result, approximately $227.8 million (approximately $10.30 per share) was removed from the Company’s trust account to pay such holders. Following redemptions, the Company will have 6,630,703 shares of Class A common stock outstanding, and approximately $68.0 million will remain in the Company’s trust account.

In addition, the Company has agreed that funds held in the Company’s trust account, including any interest thereon, will not be used to pay for any excise tax liabilities with respect to any future redemptions prior to or in connection with the Extension, an initial business combination or the liquidation of the Company. The Sponsor of the Company will pay the excise tax when it becomes due.