Form 10-Q
period 2023-06-30
BurTech Acquisition Corp.
filed 2023-08-14
CIK 1871638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, there were 7,960,203 shares of Class A common stock, par value $0.0001 per share, and 9,487,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

BURTECH ACQUISITION CORP.

i

PART 1 - FINANCIAL INFORMATION

BURTECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash and Cash Equivalents	$1,267,928	$22,232
Other Assets	130,287	186,532
Total current assets	1,398,215	208,764
Investments held in Trust Account	69,886,159	295,802,694
Total Assets	$71,284,374	$296,011,458

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued offering costs and expenses	$906,782	$304,952
Franchise tax payable	100,000	200,000
Promissory note - related party	99,975	—
Income tax payable	1,565,341	791,758
Excise Tax Payable	2,277,760	—
Total current liabilities	4,949,858	1,296,710
Deferred underwriting commissions	10,062,500	10,062,500
Total Liabilities	15,012,358	11,359,210

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 6,630,703 and 28,750,000 shares at redemption value of $10.54 and $10.25 as of June 30, 2023 and December 31, 2022, respectively	69,902,439	294,796,918
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 1,329,500 shares issued and outstanding (excluding 6,630,703 and 28,750,000 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022, respectively	133	133
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 9,487,500 shares issued and outstanding as of June 30, 2023 and December 31, 2022	949	949
Additional paid-in capital	—	—
Accumulated deficit	(13,631,505)	(10,145,752)
Total Stockholders’ Deficit	(13,630,423)	(10,144,670)
Total Liabilities and Stockholders’ Deficit	$71,284,374	$296,011,458

The accompanying notes are an integral part of these unaudited condensed financial statements.

BURTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Formation and operating costs	$506,455	$220,049	$1,207,994	$346,356
Franchise Tax Expense	50,000	—	244,271	—
Loss from operations	(556,455)	(220,049)	(1,452,265)	(346,356)

Other income:
Interest income earned on Trust	823,682	394,047	3,899,411	423,432
Total other income	823,682	394,047	3,899,411	423,432

Income before provision for income taxes	267,227	173,998	2,447,146	77,076
Provision for income taxes	(168,455)	(80,676)	(773,583)	(80,676)
Net income (loss)	$98,772	$93,322	$1,673,563	$(3,600)

Weighted average shares outstanding of Class A common stock subject to redemption, basic and diluted	6,630,703	28,750,000	29,801,668	28,750,000
Basic and diluted net income (loss) per common stock, Class A subject to redemption	$0.01	$0.00	$0.04	$0.00
Weighted average shares outstanding of non-redeemable Class A common stock, basic and diluted	1,329,500	1,329,500	1,329,500	1,329,500
Basic and diluted net income (loss) per common stock, non-redeemable Class A	$0.01	$0.00	$0.04	$0.00
Weighted average shares outstanding of Class B common stock, basic and diluted	9,487,500	9,487,500	9,487,500	9,487,500
Basic and diluted net income (loss) per Class B common stock	$0.01	$0.00	$0.04	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

BURTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	1,329,500	$133	9,487,500	$949	$—	$(10,145,752)	$(10,144,670)
Stockholder Non-Redemption Agreement	—	—	—	—	—	8,758,683	8,758,683
Stockholder Non-Redemption Agreement	—	—	—	—	—	(8,758,683)	(8,758,683)
Excise tax liability arising from redemption of Class A shares	—	—	—	—	—	(2,277,760)	(2,277,760)
Accretion for common stock subject to redemption amount	—	—	—	—	—	(2,276,329)	(2,276,329)
Net income	—	—	—	—	—	1,574,791	1,574,791
Balance as of March 31, 2023	1,329,500	$133	9,487,500	$949	$—	$(13,125,050)	$(13,123,968)
Accretion for common stock subject to redemption amount	—	—	—	—	—	(605,227)	(605,227)
Net income	—	—	—	—	—	98,772	98,772
Balance as of June 30, 2023	1,329,500	$133	9,487,500	$949	$—	$(13,631,505)	$(13,630,423)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	1,329,500	$133	9,487,500	$949	$—	$(8,834,941)	$(8,833,859)
Net loss	—	—	—	—	—	(96,922)	(96,922)
Balance as of March 31, 2022	1,329,500	133	9,487,500	949	$—	(8,931,863)	(8,930,781)
Accretion for common stock subject to redemption amount	—	—	—	—	—	(301,602)	(301,602)
Net income	—	—	—	—	—	93,322	93,322
Balance as of June 30, 2022	1,329,500	$133	9,487,500	$949	$—	$(9,140,143)	$(9,139,061)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BURTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$1,673,563	$(3,600)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(3,899,411)	(423,432)
Changes in current assets and liabilities:
Other Assets	56,245	(581)
Accrued offering costs and expenses	401,831	(419,190)
Due to related party	—	(7,097)
Franchise tax payable	100,000	—
Income tax payable	773,583	80,676
Net cash used in operating activities	(894,189)	(773,224)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	2,039,910	—
Cash withdrawn from Trust Account in connection with redemptions	227,776,035	—
Net cash provided by investing activities	229,815,945	—

Cash flows from financing activities:
Payment of note payable-related party	99,975	(144,746)
Redemption of Common Stock	(227,776,035)	—
Net cash used in financing activities	(227,676,060)	(144,746)

Net change in cash	1,245,696	(917,970)
Cash, beginning of the period	22,232	1,539,548
Cash, end of the period	$1,267,928	$621,578

Supplemental disclosure of non-cash investing and financing activities:
Excise tax liability arising from redemption of Class A shares	$2,277,760	—
Accretion of Class A common stock subject to possible redemption	$2,881,556	$301,602

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from March 2, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the Initial Public Offering (the “IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Liquidity and Going Concern

As of June 30, 2023, the Company had $1,267,928 in its operating bank accounts, $69,886,159 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital deficit of $3,567,923. As of June 30, 2023, $2,584,524 of the amount on deposit in the Trust Account represented interest income.

Our liquidity needs up to June 30, 2023 had been satisfied through a payment from our sponsor of $25,000 for the Founder Shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of $144,746 and the net proceeds from the consummation of the Initial Public Offering held outside of the trust account. As of June 30, 2023, the Company had $99,975 outstanding under a Working Capital Loans. As of December 31, 2022, the Company had no balance outstanding under a Working Capital Loan.

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2-Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company had $1,267,928 and $22,232 in cash, respectively, and no cash equivalents.

Investments Held in Trust Account

At June 30, 2023 and December 31, 2022, the Company had $69,886,159 and $295,802,694 in investments held in the Trust Account, which primarily consist of investments in mutual funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 6,630,703 and 28,750,000 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s effective tax rate was 63.04% and 46.14% for the three months ended June 30, 2023 and 2022, respectively, and 31.61% and 104.16% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% due to the valuation allowance on the deferred tax assets and deductibility of penalties on tax obligations.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 29,648,250 potential common stocks for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and six months ended June 30, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met and its inclusion would be anti- dilutive. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the three-month period ended			For the three-month period ended
	June 30, 2023			June 30, 2022
	Class A		Class B	Class A		Class B
	Redeemable	Non-redeemable	Non-redeemable	Redeemable	Non-redeemable	Non-redeemable
	common stock	common stock	Common stock	common stock	common stock	common stock
Basic and diluted net income per share:
Numerator:
Allocation of net income	$37,537	$7,526	$53,709	$67,809	$3,136	$22,377

Denominator:
Weighted-average shares outstanding including common stock subject to redemption	6,630,703	1,329,500	9,487,500	28,750,000	1,329,500	9,487,500
Basic and diluted net income per share	$0.01	$0.01	$0.01	$0.00	0.00	0.00

	For the six-month period ended			For the six-month period ended
	June 30, 2023			June 30, 2022
	Class A		Class B	Class A		Class B
	Redeemable	Non-redeemable	Non-redeemable	Redeemable	Non-redeemable	Non-redeemable
	common stock	common stock	Common stock	common stock	common stock	common stock
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,227,883	$54,778	$390,902	$(2,616)	$(121)	$(863)

Denominator:
Weighted-average shares outstanding including common stock subject to redemption	29,801,668	1,329,500	9,487,500	28,750,000	1,329,500	9,487,500
Basic and diluted net income (loss) per share	$0.04	$0.04	$0.04	$(0.00)	(0.00)	(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At December 31, 2022 and

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of June 30, 2023.

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of June 30, 2023 and December 31, 2022, the common stock subject to redemption reflected on the balance sheet are reconciled in the following table:

Class A common stock subject to possible redemption, January 1, 2022	291,812,500
Plus:
Accretion of carrying value to redemption value	2,984,418
Class A common stock subject to possible redemption, December 31, 2022	294,796,918
Less:
Redemptions	(227,776,035)
Plus:
Accretion of carrying value to redemption value	2,276,329
Class A common stock subject to possible redemption, March 31, 2023	69,297,212
Plus:
Accretion of carrying value to redemption value	605,227
Class A common stock subject to possible redemption, June 30, 2023	69,902,439

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any founder shares (the “Lock-up”).

Administrative Support Agreement

Commencing on the effective date of the IPO, the Company will pay an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. As of June 30, 2023 and December 31, 2022, the Company incurred and paid $60,000 and $112,903 for the administrative service fees, respectively.

Promissory Note — Related Party

The Sponsors agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non- interest bearing, unsecured and due on demand. As of June 30, 2023 and December 31, 2022, the Company had no borrowings outstanding under the promissory note, respectively. As of the Initial Public Offering date, December 15, 2021, the Company no longer has the ability to utilize the Promissory note.

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

On February 1, 2023, the Company issued an unsecured convertible promissory note to the Sponsor, pursuant to which the Company borrowed $1,500,000 from the Sponsor for general corporate purposes. Such loan may, at the Sponsor’s discretion, be converted into Units of the Company (as defined above), at a conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such Payee by (y) $10.00. The terms of the Working Capital Shares will be identical to those of the Private Units that were issued to the Sponsor in connection with the Initial Public Offering. The Working Capital Loan will not bear any interest and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of a Business Combination involving the Company and one or more businesses. The maturity date of the Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Working Capital Loan). As of June 30, 2023, $99,975 in working capital loans were outstanding. As of December 31, 2022, no working capital loans were outstanding.

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Non-redemption Agreements

The Sponsor entered into Non-Redemption Agreements with various stockholders of the Company (the “Non-Redeeming Stockholders”), pursuant to which these stockholders agreed not to redeem a portion of their shares of Company common stock (the “Non-Redeemed Shares”) in connection with the Special Meeting held on March 10, 2023, but such stockholders retained their right to require the Company to redeem such Non-Redeemed Shares in connection with the closing of the Business Combination. The Sponsor has agreed to transfer to such Non-Redeeming Stockholders an aggregate of 1,149,412 the Founder Shares held by the Sponsor immediately following the consummation of an initial Business Combination. The Company estimated the aggregate fair value of such 1,149,412 Founder Shares transferrable to the Non-Redeeming Stockholders pursuant to the Non-Redemption Agreement to be

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

$8,758,683 or $7.62 per share. The fair value was determined using the probability of a successful Business Combination of 75%, an implied volatility of 4.16%, and the value per shares as of the valuation date of $10.24 derived from an option pricing model for publicly traded warrants. Each Non-Redeeming Stockholder acquired from the Sponsor an indirect economic interest in such Founder Shares. The excess of the fair value of such Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, in substance, it was recognized by the Company as a capital contribution by the Sponsor to induce these Non-Redeeming Stockholders not to redeem the Non-Redeemed Shares, with a corresponding charge to additional paid-in capital to recognize the fair value of the Founder Shares subject to transfer as an offering cost.

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

On March 10, 2023, in connection with the Company’s general meeting, the Company’s stockholders redeemed 22,119,297 Class A shares of Common Stock for a total of $227,776,035. The Company evaluated the current status and probability of completing a Business Combination as of June 30, 2023 and concluded that it is probable that a contingent liability should be recorded. As of June 30, 2023, the Company recorded $2,277,760 of excise tax liability calculated as 1% of shares redeemed on March 10, 2023.

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 1,329,500 Class A common stock issued or outstanding, excluding 6,630,703 and 28,750,000 Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. On September 24, 2021, the Company issued 862,500 shares of Class B common stock in connection with a 1.1 stock split. As of June 30, 2023 and December 31, 2022, there were 9,487,500 shares of Class B common stock issued and outstanding.

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	June 30, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market Funds held in Trust Account	$69,886,159	$69,886,159	$—	$—
	$69,886,159	$69,886,159	$—	$—

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market Funds held in Trust Account	$295,802,694	$295,802,694	$—	$—
	$295,802,694	$295,802,694	$—	$—

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest dividends on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses.

For the three months ended June 30, 2023, we had a net income of $98,772, which consisted of interest from marketable securities held in our Trust Account of $823,682, offset by operating costs and franchise taxes of $556,455 and provision for income taxes of $168,455.

For the six months ended June 30, 2023, we had a net income of $1,673,563, which consisted of interest from marketable securities held in our Trust Account of $3,899,411, offset by $1,452,265 in operating costs and franchise taxes and provision for income taxes of $773,583.

For the three months ended June 30, 2022, we had a net income of $93,322, which consisted of interest from marketable securities held in our Trust Account of $394,047, offset by formation and operating costs of $220,049 and provision for income taxes of $80,676.

For the six months ended June 30, 2022, we had a net loss of $3,600, which consisted of formation and operating costs of $346,356 and provision for income taxes of $80,676 offset by interest from marketable securities held in our Trust Account of $423,432.

Liquidity and Going Concern

As of June 30, 2023, the Company had $1,267,928 in its operating bank accounts, $69,886,159 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital deficit of $3,567,923. As of June 30, 2023, $2,584,524 of the amount on deposit in the Trust Account represented interest income.

Our liquidity needs up to June 30, 2023 had been satisfied through a payment from our sponsor of $25,000 for the Founder Shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of $144,746 and the net proceeds from the consummation of the Initial Public Offering held outside of the trust account. As of June 30, 2023, there was $99,975 outstanding under any Working Capital Loans.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 6,630,703 and 28,750,000 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets, respectively.

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

Net Income/Loss Per Common Stock

We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 29,648,250 potential common stocks for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three and six months ended June 30, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met and its inclusion would be anti-dilutive. As a result, diluted net income or loss per common stock is the same as basic net income or loss per common stock for the periods.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows. We have not adopted this guidance as of June 30, 2023.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

BurTech Acquisition Corp.

Date: August 14, 2023	By:	/s/ Shahal Khan
Shahal Khan
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Roman Livson
Roman Livson
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)