Form 10-Q
period 2023-09-30
BurTech Acquisition Corp.
filed 2023-11-14
CIK 1871638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12 b-2 of the Exchange Act:

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

As of November 13, 2023, there were 7,960,203 shares of Class A common stock, par value $0.0001 per share, and 9,487,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

BURTECH ACQUISITION CORP.

i

PART 1 - FINANCIAL INFORMATION

BURTECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash and Cash Equivalents	$358	$22,232
Other Assets	56,665	186,532
Total current assets	57,023	208,764
Investments held in Trust Account	70,796,551	295,802,694
Total Assets	$70,853,574	$296,011,458

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$1,185,052	$304,952
Franchise tax payable	—	200,000
Promissory note - related party	99,975	—
Income tax payable	952,909	791,758
Excise Tax Payable	2,277,760	—
Total current liabilities	4,515,696	1,296,710
Deferred underwriting commissions	10,062,500	10,062,500
Total Liabilities	14,578,196	11,359,210

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 6,630,703 and 28,750,000 shares at redemption value of $10.65 and $10.25 as of September 30, 2023 and December 31, 2022, respectively	70,583,505	294,796,918
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 1,329,500 shares issued and outstanding (excluding 6,630,703 and 28,750,000 shares subject to possible redemption) as of September 30, 2023 and December 31, 2022, respectively	133	133
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 9,487,500 shares issued and outstanding as of September 30, 2023 and December 31, 2022	949	949
Additional paid-in capital	—	—
Accumulated deficit	(14,309,209)	(10,145,752)
Total Stockholders’ Deficit	(14,308,127)	(10,144,670)
Total Liabilities and Stockholders’ Deficit	$70,853,574	$296,011,458

The accompanying notes are an integral part of these unaudited condensed financial statements.

BURTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Formation and operating costs	$677,703	$280,519	$1,885,697	$595,928
Franchise Tax Expense	50,000	121,985	294,271	152,932
Loss from operations	(727,703)	(402,504)	(2,179,968)	(748,860)

Other income:
Interest income earned on Trust	910,391	1,317,125	4,809,802	1,740,557
Total other income	910,391	1,317,125	4,809,802	1,740,557

Income before provision for income taxes	182,688	914,621	2,629,834	991,697
Provision for income taxes	(179,326)	(252,738)	(952,909)	(333,414)
Net income	$3,362	$661,883	$1,676,925	$658,283

Weighted average shares outstanding of Class A common stock subject to redemption, basic and diluted	6,630,703	28,750,000	12,059,248	28,750,000
Basic and diluted net income per common stock, Class A subject to redemption	$0.00	$0.02	$0.07	$0.02
Weighted average shares outstanding of non-redeemable Class A common stock, basic and diluted	1,329,500	1,329,500	1,329,500	1,329,500
Basic and diluted net income per common stock, non-redeemable Class A	$0.00	$0.02	$0.07	$0.02
Weighted average shares outstanding of Class B common stock, basic and diluted	9,487,500	9,487,500	9,487,500	9,487,500
Basic and diluted net income per Class B common stock	$0.00	$0.02	$0.07	$0.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

BURTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	1,329,500	$133	9,487,500	$949	$—	$(10,145,752)	$(10,144,670)
Stockholder Non-Redemption Agreement	—	—	—	—	—	8,758,683	8,758,683
Stockholder Non-Redemption Agreement	—	—	—	—	—	(8,758,683)	(8,758,683)
Excise tax liability arising from redemption of Class A shares	—	—	—	—	—	(2,277,760)	(2,277,760)
Accretion for common stock subject to redemption amount	—	—	—	—	—	(2,276,329)	(2,276,329)
Net income	—	—	—	—	—	1,574,791	1,574,791
Balance as of March 31, 2023	1,329,500	$133	9,487,500	$949	$—	$(13,125,050)	$(13,123,968)
Accretion for common stock subject to redemption amount	—	—	—	—	—	(605,227)	(605,227)
Net income	—	—	—	—	—	98,772	98,772
Balance as of June 30, 2023	1,329,500	$133	9,487,500	$949	$—	$(13,631,505)	$(13,630,423)
Accretion for common stock subject to redemption amount	—	—	—	—	—	(681,066)	(681,066)
Net income	—	—	—	—	—	3,362	3,362
Balance as of September 30, 2023	1,329,500	$133	9,487,500	$949	$—	$(14,309,209)	$(14,308,127)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	1,329,500	$133	9,487,500	$949	$—	$(8,834,941)	$(8,833,859)
Net loss	—	—	—	—	—	(96,922)	(96,922)
Balance as of March 31, 2022	1,329,500	133	9,487,500	949	—	(8,931,863)	(8,930,781)
Accretion for common stock subject to redemption amount	—	—	—	—	—	(301,602)	(301,602)
Net income	—	—	—	—	—	93,322	93,322
Balance as of June 30, 2022	1,329,500	133	9,487,500	949	—	(9,140,143)	(9,139,061)
Accretion for common stock subject to redemption amount	—	—	—	—	—	(942,422)	(942,422)
Net income	—	—	—	—	—	661,883	661,883
Balance as of September 30, 2022	1,329,500	$133	9,487,500	$949	$—	$(9,420,682)	$(9,419,600)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BURTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,676,925	$658,283
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(4,809,802)	(1,740,557)
Changes in current assets and liabilities:
Other Assets	129,867	100,541
Accrued expenses	612,500	(109,038)
Due to related party	—	(7,097)
Franchise tax payable	67,600	(150,000)
Income tax payable	161,151	333,414
Net cash used in operating activities	(2,161,759)	(914,454)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	2,039,910	—
Cash withdrawn from Trust Account in connection with redemptions	227,776,035	—
Net cash provided by investing activities	229,815,945	—

Cash flows from financing activities:
Payment of note payable-related party	99,975	(144,746)
Redemption of Common Stock	(227,776,035)	—
Net cash used in financing activities	(227,676,060)	(144,746)

Net change in cash	(21,874)	(1,059,200)
Cash, beginning of the period	22,232	1,539,548
Cash, end of the period	$358	$480,348

Supplemental disclosure of non-cash investing and financing activities:
Excise tax liability arising from redemption of Class A shares	$2,277,760	—
Accretion of Class A common stock subject to possible redemption	$3,562,622	$1,244,024

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from March 2, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the Initial Public Offering (the “IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

On June 30, 2023, the Company’s non-binding letter of intent for a potential business combination with CleanBay Renewables Inc. expired. Following thorough initial negotiations, the Company has chosen not to pursue the business combination.

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Liquidity and Going Concern

As of September 30, 2023, the Company had $358 in its operating bank accounts, $70,796,551 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital deficit of $4,458,673. As of September 30, 2023, $3,494,914 of the amount on deposit in the Trust Account represented interest income.

Our liquidity needs up to September 30, 2023 had been satisfied through a payment from our sponsor of $25,000 for the Founder Shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of $144,746 and the net proceeds from the consummation of the Initial Public Offering held outside of the trust account. As of September 30, 2023, the Company had $99,975 outstanding under a Working Capital Loans. As of December 31, 2022, no working capital loans were outstanding. The Company has withdrawn $2,039,910 from the trust fund to pay its outstanding tax liabilities.

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2-Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company had $358 and $22,232 in cash, respectively, and no cash equivalents.

Investments Held in Trust Account

At September 30, 2023 and December 31, 2022, the Company had $70,796,551 and $295,802,694 in investments held in the Trust Account, which primarily consist of investments in mutual funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 6,630,703 and 28,750,000 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s effective tax rate was 98.16% and 27.63% for the three months ended September 30, 2023 and 2022, respectively, and 36.23% and 33.62% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% due to the valuation allowance on the deferred tax assets and deductibility of penalties on tax obligations.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 29,648,250 potential common stocks for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met and its inclusion would be anti- dilutive. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the three-month period ended			For the three-month period ended
	September 30, 2023			September 30, 2022
	Class A		Class B	Class A		Class B
	Redeemable	Non-redeemable	Non-redeemable	Redeemable	Non-redeemable	Non-redeemable
	common stock	common stock	Common stock	common stock	common stock	common stock
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,278	$256	$1,828	$480,935	$22,240	$158,708

Denominator:
Weighted-average shares outstanding including common stock subject to redemption	6,630,703	1,329,500	9,487,500	28,750,000	1,329,500	9,487,500
Basic and diluted net income per share	$0.00	$0.00	$0.00	$0.02	0.02	0.02

	For the nine-month period ended			For the nine-month period ended
	September 30, 2023			September 30, 2022
	Class A		Class B	Class A		Class B
	Redeemable	Non-redeemable	Non-redeemable	Redeemable	Non-redeemable	Non-redeemable
	common stock	common stock	Common stock	common stock	common stock	common stock
Basic and diluted net income per share:
Numerator:
Allocation of net income	$883,994	$97,458	695,474	$478,319	$22,119	$157,845

Denominator:
Weighted-average shares outstanding including common stock subject to redemption	12,059,248	1,329,500	9,487,500	28,750,000	1,329,500	9,487,500
Basic and diluted net income per share	$0.07	$0.07	$0.07	$0.02	0.02	0.02

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2023.

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

As of September 30, 2023 and December 31, 2022, the common stock subject to redemption reflected on the balance sheet are reconciled in the following table:

Class A common stock subject to possible redemption, January 1, 2022	291,812,500
Plus:
Accretion of carrying value to redemption value	2,984,418
Class A common stock subject to possible redemption, December 31, 2022	294,796,918
Less:
Redemptions	(227,776,035)
Plus:
Accretion of carrying value to redemption value	2,276,329
Class A common stock subject to possible redemption, March 31, 2023	69,297,212
Plus:
Accretion of carrying value to redemption value	605,227
Class A common stock subject to possible redemption, June 30, 2023	69,902,439
Plus:
Accretion of carrying value to redemption value	681,066
Class A common stock subject to possible redemption, September 30, 2023	70,583,505

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Administrative Support Agreement

Commencing on the effective date of the IPO, the Company will pay an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. As of September 30, 2023 and December 31, 2022, the Company incurred and paid $90,000 and $112,903 for the administrative service fees, respectively.

Promissory Note — Related Party

The Sponsors agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non- interest bearing, unsecured and due on demand. As of September 30, 2023 and December 31, 2022, the Company had no borrowings outstanding under the promissory note, respectively. As of the Initial Public Offering date, December 15, 2021, the Company no longer has the ability to utilize the Promissory note.

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

On February 1, 2023, the Company issued an unsecured convertible promissory note to the Sponsor, pursuant to which the Company borrowed $1,500,000 from the Sponsor for general corporate purposes. Such loan may, at the Sponsor’s discretion, be converted into Units of the Company (as defined above), at a conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such Payee by (y) $10.00. The terms of the Working Capital Shares will be identical to those of the Private Units that were issued to the Sponsor in connection with the Initial Public Offering. The Working Capital Loan will not bear any interest and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of a Business Combination involving the Company and one or more businesses. The maturity date of the Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Working Capital Loan). As of September 30, 2023, $99,975 in working capital loans were outstanding. As of December 31, 2022, no working capital loans were outstanding.

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

On March 10, 2023, in connection with the Company’s general meeting, the Company’s stockholders redeemed 22,119,297 Class A shares of Common Stock for a total of $227,776,035. The Company evaluated the current status and probability of completing a Business Combination as of September 30, 2023 and concluded that it is probable that a contingent liability should be recorded. As of September 30, 2023, the Company recorded $2,277,760 of excise tax liability calculated as 1% of shares redeemed on March 10, 2023.

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 1,329,500 Class A common stock issued or outstanding, excluding 6,630,703 and 28,750,000 Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. On September 24, 2021, the Company issued 862,500 shares of Class B common stock in connection with a 1.1 stock split. As of September 30, 2023 and December 31, 2022, there were 9,487,500 shares of Class B common stock issued and outstanding.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	September 30, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market Funds held in Trust Account	$70,796,551	$70,796,551	$—	$—
	$70,796,551	$70,796,551	$—	$—

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market Funds held in Trust Account	$295,802,694	$295,802,694	$—	$—
	$295,802,694	$295,802,694	$—	$—

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than below, that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 11, 2023, the Company received a notification letter (the “Notice”) from the Listing Qualifications Department of NASDAQ indicating that it was not in compliance with Nasdaq Listing Rule 5450(a)(2) (the “Listing Rule”) for failing to maintain a minimum of 400 Total Holders for continued listing, which is required by the Nasdaq Global Market. The Notice has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Global Market. The Notice states that the Company has 45 calendar days from the date of the Notice, or until November 27, 2023, to submit a plan to regain compliance with the Listing Rule, and if accepted, Nasdaq may grant the Company up to 180 calendar days from the date of the Notice, or until April 8, 2024, to regain compliance.

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

In connection with the stockholders’ vote at the special meeting of stockholders held by the Company on March 10, 2023, 22,119,297 shares were tendered for redemption. As a result, approximately $227.8 million (approximately $10.30 per share redeemed) was removed from the Company’s trust account to pay holders. Following redemptions, the Company has 6,630,703 shares of Class A common stock outstanding, and approximately $68.0 million will remain in the Company’s trust account.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest dividends on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses.

For the three months ended September 30, 2023, we had a net income of $3,362, which consisted of interest from investments held in our Trust Account of $910,391, offset by operating costs and franchise taxes of $727,703 and provision for income taxes of $179,326.

For the nine months ended September 30, 2023, we had a net income of $1,676,925, which consisted of interest from investments held in our Trust Account of $4,809,802, offset by $2,179,968 in operating costs and franchise taxes and provision for income taxes of $952,909.

For the three months ended September 30, 2022, we had a net income of $661,883, which consisted of interest from investments held in our Trust Account of $1,317,125, offset by formation and operating costs of $402,504 and provision for income taxes of $252,738.

For the nine months ended September 30, 2022, we had a net income of $658,283, which consisted of interest from investments held in our Trust Account of $1,740,557, offset by formation and operating costs of $748,860 and provision for income taxes of $333,414.

Liquidity and Going Concern

As of September 30, 2023, the Company had $358 in its operating bank accounts, $70,796,551 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Public Shares in connection therewith and working capital deficit of $4,458,673. As of September 30, 2023, $3,494,914 of the amount on deposit in the Trust Account represented interest income.

Our liquidity needs up to September 30, 2023 had been satisfied through a payment from our sponsor of $25,000 for the Founder Shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of $144,746 and the net proceeds from the consummation of the Initial Public Offering held outside of the trust account. As of September 30, 2023, there was $99,975 outstanding under any Working Capital Loans. As of December 31, 2022, no working capital loans were outstanding. The Company has withdrawn $2,039,910 from the trust fund to pay its outstanding tax liabilities.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 6,630,703 and 28,750,000 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets, respectively.

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

Net Income Per Common Stock

We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 29,648,250 potential common stocks for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met and its inclusion would be anti-dilutive. As a result, diluted net income or loss per common stock is the same as basic net income or loss per common stock for the periods.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows. We have not adopted this guidance as of September 30, 2023.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

BurTech Acquisition Corp.

Date: November 13, 2023	By:	/s/ Shahal Khan
Shahal Khan
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Roman Livson
Roman Livson
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)