Form 10-K
period 2023-12-31
BurTech Acquisition Corp.
filed 2024-05-07
CIK 1871638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $69,290,846. The registrant’s units began trading on The Nasdaq Global Market (“NASDAQ”) on December 13, 2021 and the registrant’s shares of Class A common stock, par value $0.0001 and warrants began trading on the NASDAQ on January 31, 2022.

As of May 7, 2024, there were 15,162,663 shares of Class A common stock, par value $0.0001 per share, and zero shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BURTECH ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2023

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

Prior Extensions

At a special meeting of stockholders held on March 10, 2023 (the “First Extension Meeting”), the Company’s stockholders approved (i) a proposal to amend its amended and restated certificate of incorporation (the “Charter”), and (ii) a proposal to amend the Management Trust Agreement with the Transfer Agent, to extend the date by which it has to consummate a business combination until December 15, 2023.

In connection with the stockholders’ vote at the First Extension Meeting, 22,119,297 shares were tendered for redemption. As a result, approximately $228 million (approximately $10.31 per share) was removed from the Trust Account to pay such stockholders. Following redemptions, the Company had approximately $68 million in the Company’s trust account.

At a special meeting of stockholders held on December 11, 2023 (the “Second Extension Meeting”), the Company’s stockholders approved (i) a proposal to amend its Charter, and (ii) a proposal to amend the Management Trust Agreement with the Transfer Agent, to extend the date by which it has to consummate a business combination until December 15, 2024 with twelve (12) one-month extensions until December 15, 2024, by depositing into the Trust Account the lesser of $0.03 per unredeemed share of Class A common stock or $150,000 (the “Extension Payment”) for each one-month Extension. In addition, a proposal to amend the Charter was approved to change Section 4.3 (b)(i) of the Charter to allow the holders of shares of Class B Shares to convert their shares of Class B common stock to Class A Shares at the option of the holder.

In connection with the stockholders’ vote at the Second Extension Meeting, 2,285,040 shares were tendered for redemption. As a result, approximately $ 24.4 million (approximately $10.70 per share) was removed from the Trust Account to pay such stockholders.

On December 11, 2023, the Company issued an aggregate of 9,487,495 Class A Shares, to the holders of the Company’s Class B Shares, upon the exchange of an equal number of Class B Shares (the “Exchange”). The 9,487,495 Class A Shares issued in connection with the Exchange are subject to the same restrictions as applied to the Class B Shares before the Exchange, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering.

If we are unable to complete an initial business combination by December 15, 2024, after the payment into the Trust Account for each Extension, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Merger Agreement

On December 22, 2023, BurTech entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among BurTech, BurTech Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of BurTech (“ Merger Sub”), Blaize, Inc., a Delaware corporation (“Blaize”), and, solely for the limited purposes set forth therein, Burkhan Capital LLC, a Delaware limited liability company (“Burkhan”), pursuant to which Merger Sub will merge with and into Blaize, whereupon the separate corporate existence of Merger Sub will cease and Blaize will be the surviving company and continue in existence as a direct, wholly owned subsidiary of BurTech, on the terms and subject to the conditions set forth therein (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”). In connection with the consummation of the Business Combination, BurTech will be renamed “Blaize Holdings, Inc.” (“New Blaize”).

The Merger Agreement further provides that as soon as reasonably practicable following the date of the Merger Agreement, Burkhan and/or its affiliates and/or nominees shall purchase from Blaize (i) convertible promissory notes of Blaize and (ii) a pre-funded warrant to purchase up to a number of shares of common stock of Blaize, par value $0.00001 per share (“Blaize Common Stock”), that, following the conversion of Blaize Common Stock at the effective time of the Merger (the “Effective Time”) pursuant to the Merger Agreement, would result in up to 6,833,333 shares of BurTech Class A common stock (the “Warrant”) for aggregate gross proceeds to Blaize of $25.0 million. Blaize issued the Warrant, which has an aggregate exercise price of approximately $68,333 and an assumed purchase price of approximately $68,333, to Burkhan concurrently with the execution of the Merger Agreement.

The Merger

Among other things, at the Effective Time, (A) the outstanding shares of Blaize Common Stock issued and outstanding immediately prior to the Effective Time, and following the conversion or exercise of the outstanding convertible notes, preferred stock and warrants of Blaize (but excluding any (i) shares of Blaize Common Stock held by Blaize as treasury stock, (ii) shares the holders of which perfect rights of appraisal under Delaware law, and (iii) shares of Blaize Common Stock subject to any Blaize restricted stock unit (“RSU”) and Blaize stock option that will be assumed) will be cancelled in exchange for the right to receive a number of shares of BurTech Class A common stock (rounded up to the nearest whole share) equal to the quotient obtained by dividing (a) 77,000,000 by

(b) the Aggregate Company Shares (the “Exchange Ratio”), (B) each Blaize stock option that is outstanding and unexercised as of immediately prior to the Effective Time will be converted into an option to purchase shares of BurTech Class A common stock (“New Blaize Options”) as set forth in the Merger Agreement, and (C) each Blaize RSU that is outstanding and unsettled as of immediately prior to the Effective Time will be converted into an award of RSUs relating to shares of BurTech Class A common stock (“New Blaize RSUs”) as set forth in the Merger Agreement.

“Aggregate Company Shares” means, without duplication, (i) the sum of the number of shares of Blaize Common Stock that are (a) issued and outstanding immediately prior to the Effective Time (following the conversion or exercise of the outstanding convertible notes, preferred stock and warrants of Blaize but excluding any shares of Burkhan Company Stock (as defined in the Merger Agreement), and any treasury stock to be cancelled) and (b) issuable upon the exercise or settlement of Blaize stock awards (in each case, whether or not vested or currently exercisable) that are outstanding immediately prior to the Effective Time minus (ii) a number of shares of Blaize Common Stock equal to the quotient of (x) the sum of the aggregate cash exercise prices of all Blaize stock options divided by (y) the Exchange Ratio.

In addition, 16.3 million shares of New Blaize common stock may be issued as earnout shares (the “Earnout Shares”) for a period from the closing of the Business Combination (the “Closing”) until the five-year anniversary thereof (the “Earnout Period”), in accordance with the schedule set forth in the Merger Agreement. The earnout shares are to be issued to Burkhan and shareholders of Blaize contingent, in each case, on the closing stock price of the New Blaize common stock exceeding the following thresholds:

●	if the closing stock price of New Blaize common stock is greater than or equal to $12.50 per share for 20 trading days within any 30 consecutive trading day period during the Earnout Period, then (i) 3,750,000 Earnout Shares will be issued to Blaize shareholders and (ii) 325,000 Earnout Shares will be issued to Burkhan;
●	if the closing stock price of New Blaize common stock is greater than or equal to $15.00 per share for 20 trading days within any 30 consecutive trading day period during the Earnout Period, then (i) 3,750,000 Earnout Shares will be issued to Blaize shareholders and (ii) 325,000 Earnout Shares will be issued to Burkhan;
●	if the closing stock price of New Blaize common stock is greater than or equal to $17.50 per share for 20 trading days within any 30 consecutive trading day period during the Earnout Period, then (i) 3,750,000 Earnout Shares will be issued to Blaize shareholders and (ii) 325,000 Earnout Shares will be issued to Burkhan; and
●	if the closing stock price of New Blaize common stock is greater than or equal to $20.00 per share for 20 trading days within any 30 consecutive trading day period during the Earnout Period, then (i) 3,750,000 Earnout Shares will be issued to Blaize shareholders and (ii) 325,000 Earnout Shares will be issued to Burkhan.

In addition, Blaize shareholders and Burkhan will be entitled to receive all of the remaining Earnout Shares that have not previously been issued to Blaize shareholders and Burkhan in the event there occurs a transaction resulting in a change in control of New Blaize or Blaize during the Earnout Period.

Conditions to Closing

The Merger Agreement is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) approval of the Business Combination and related agreements and transactions by the respective shareholders of BurTech and Blaize, (ii) effectiveness of the registration statement on Form S-4 to be filed by BurTech in connection with the Business Combination, (iii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, if applicable, (iv) approval of the Business Combination under the United Kingdom’s National Security and Investment Act 2021, (v) the absence of any injunction, order, statute, rule, or regulation enjoining or prohibiting the consummation of the Merger, and (vi) receipt of approval for listing on Nasdaq the shares of New Blaize common stock to be issued in connection with the Merger.

Other conditions to BurTech’s obligations to consummate the Merger include, among others, that as of the Closing, (i) the representations and warranties of Blaize being true and correct, subject to the materiality standards contained in the Merger Agreement, (ii) Blaize shall have performed all covenants required to be performed by Blaize in all material respects, (iii) no Company Material Adverse Effect (as defined in the Merger Agreement) shall have occurred between the date of the Merger Agreement and Closing and be continuing, and (iv) Blaize shall have effectuated the conversion or exercise of the outstanding convertible notes, preferred stock and warrants of Blaize.

Other conditions to Blaize’s obligations to consummate the Merger include, among others, that as of the Closing, (i) the representations and warranties of BurTech and Merger Sub being true and correct, subject to the materiality standards contained in the Merger Agreement, (ii) BurTech shall have performed all covenants required to be performed by BurTech in all material respects, (iii) no Acquiror Material Adverse Effect (as defined in the Merger Agreement) shall have occurred between the date of the Merger Agreement and Closing and be continuing, (iv) the amount of cash available in the trust account into which substantially all of the proceeds of BurTech’s initial public offering and private placement of its warrants have been deposited for the benefit of its public shareholders following redemptions by BurTech’s stockholders in connection with the BurTech stockholder meeting held for purposes of approving the Business Combination (the “Trust Account”), plus the proceeds of any financing transaction of BurTech or Blaize prior to the Closing, plus the aggregate gross proceeds of $5.0 million received by Blaize pursuant to a previous convertible note financing transaction, and subject to the deductions and conditions set forth in the Merger Agreement, including deductions for certain BurTech and Blaize transaction expenses, is equal to or greater than $125,000,000 and (v) other than persons designated by the parties to the Merger Agreement to be nominated for election to the board of directors of New Blaize in accordance with the terms of the Merger Agreement, all members of the board of directors and executive officers of BurTech shall have executed written resignations effective as of the Effective Time.

Covenants

The Merger Agreement contains additional covenants, including, among others, providing for (i) the parties to use commercially reasonable efforts to conduct their respective businesses in the ordinary course through the Closing, (ii) Blaize to prepare and deliver to BurTech certain audited and unaudited consolidated financial statements of Blaize, (iii) BurTech to prepare and file a registration statement on Form S-4 and take certain other actions to obtain the requisite approval of BurTech shareholders of certain proposals regarding the Business Combination and (iv) the parties to use reasonable best efforts to obtain necessary approvals from governmental agencies.

Representations and Warranties

The Merger Agreement contains representations and warranties by BurTech, Merger Sub and Blaize that are customary for transactions of this type. The representations and warranties of the respective parties to the Merger Agreement will not survive the Closing.

Termination

The Merger Agreement may be terminated at any time prior to the Closing (i) by mutual written consent of BurTech and Blaize, (ii) by BurTech or Blaize, if requisite approvals of the shareholders of BurTech are not obtained as set forth therein, (iii) by Blaize if there is a Modification in Recommendation (as defined in the Merger Agreement), (iv) by BurTech if requisite approvals of the shareholders of Blaize are not obtained as soon as reasonably practicable following the effectiveness of the registration statement on Form S-4 to be filed by BurTech in connection with the Business Combination, (v) by Blaize if Burkhan, its affiliates and/or nominees fail to fund certain principal amounts of the Burkhan Convertible Notes (as defined in the Merger Agreement) on the terms and subject to the conditions set forth in the Merger Agreement and (vi) by either BurTech or Blaize in certain other circumstances set forth in the Merger Agreement, including (a) if any Governmental Authority (as defined in the Merger Agreement) shall have issued or otherwise entered a final, nonappealable order making consummation of the Merger illegal or otherwise preventing or prohibiting consummation of the Merger, (b) in the event of certain uncured breaches by the other party or (c) if the Closing has not occurred on or before December 31, 2024.

Exclusivity

Between the date of the Merger Agreement and the Closing, BurTech has agreed that it will not, directly or indirectly, (i) encourage, solicit, initiate, facilitate or continue inquiries regarding a Business Combination Proposal (as defined below); (ii) enter into discussions or negotiations with, or provide any information to, any person concerning a possible Business Combination Proposal; or (iii) enter into any agreements or other instruments (whether or not binding) regarding a Business Combination Proposal. BurTech also agreed to cease and cause to be terminated any existing discussions or negotiations with any persons (other than Blaize and its representatives) previously conducted with respect to, or that could lead to, any Business Combination Proposal; provided, that BurTech is not restricted from responding to unsolicited inbound inquiries to the extent required for the board of directors of BurTech to comply with its fiduciary duties. “Business Combination Proposal” means any offer, inquiry, proposal or indication of interest (whether written or oral, binding or non-binding), relating to a Business Combination.

Between the date of the Merger Agreement and the Closing, Blaize has agreed that it will not, directly or indirectly, (i) encourage, solicit, initiate, facilitate or continue inquiries regarding a Company Acquisition Proposal (as defined below); (ii) enter into discussions or negotiations with, or provide any information to, any person concerning a possible Company Acquisition Proposal; or (iii) enter into any agreements or other instruments (whether or not binding) regarding a Company Acquisition Proposal. The Company also agreed that it will cease and cause to be terminated any existing discussions or negotiations with any persons (other than BurTech and its representatives) previously conducted with respect to, or that could lead to, any Company Acquisition Proposal. “Company Acquisition Proposal” means any inquiry, proposal or offer concerning a merger, consolidation, liquidation, recapitalization, share exchange or other transaction involving the sale, lease, exchange or other disposition of more than fifteen percent (15%) of the properties or assets or equity interests of Blaize or any of its subsidiaries, excluding, for the avoidance of doubt, any Company Financing.

“Company Financing” means, subject to certain limited exceptions contained in the Merger Agreement, a private placement of (i) secured convertible promissory notes of Blaize by, or any other form of investment in or financing of (either directly or indirectly), Blaize that is consummated with Burkhan and/or its affiliates and/or nominees after December 22, 2023 and prior to or substantially concurrently with the Closing providing up to an aggregate amount of $25.0 million to Blaize, and (ii) equity, equity-linked or debt securities of Blaize by, or any other form of investment or financing of (either director or indirectly), Blaize that is consummated with any person (other than Burkhan and/or its affiliates and/or nominees) after December 22, 2023 and prior to or substantially concurrently with the Closing.

Stock Exchange Listing

If required under applicable rules of the Nasdaq Global Market (“Nasdaq”), BurTech will use its reasonable best efforts to cause the shares of BurTech Class A common stock to be issued in connection with the Business Combination to be approved for listing on Nasdaq at the Closing. Until the Closing, BurTech must use its reasonable best efforts to cause BurTech to remain listed as a public company on Nasdaq.

Certain Ancillary Agreements

Company Support Agreement

On December 22, 2023, concurrently with the execution of the Merger Agreement, certain stockholders of Blaize entered into a Company Support Agreement (the “Company Support Agreement”) with BurTech and Blaize, pursuant to which such stockholders have agreed to, among other things, (i) support and vote in favor of (a) the approval and adoption of the Merger Agreement and the Business Combination, (b) the conversion of each issued and outstanding share of preferred stock of Blaize into one share of Blaize Common Stock as of immediately prior to the Effective Time, and (c) any other circumstances upon which a consent or other approval with respect to the Merger Agreement and the Business Combination, (ii) vote against and withhold consent with respect to any Company Acquisition Proposal or other business combination transaction (other than the Merger Agreement and the Business Combination), (iii) vote against any proposal, action or agreement that would (a) impede, frustrate, prevent or nullify any provision of the Company Support Agreement, the Merger Agreement or the timely consummation of the Merger, (b) result in a breach in any respect of any covenant, representation, warranty or any other obligation or agreement of Blaize under the Merger Agreement, (c) result in any of the conditions set forth in the Merger Agreement not being fulfilled or (d) result in a breach of any covenant, representation or warranty or other obligation or agreement of such stockholder contained in the Company Support Agreement, and (iv) be bound by certain other covenants and agreements related to the Business Combination, including a restriction on the transfer of the Company Capital Stock (as defined in the Company Support Agreement), subject to certain exceptions, and termination of certain stockholder agreements and other affiliate agreements of Blaize.

Sponsor Support Agreement

On December 22, 2023, concurrently with the execution of the Merger Agreement, BurTech and Blaize entered into an agreement (the “Sponsor Support Agreement”) with BurTech LP LLC, a Delaware limited liability company (the “Sponsor”), pursuant to which, among other things, in connection with the Closing, the Sponsor agreed to (i) vote all its shares of BurTech Class A common stock in favor of (a) each Transaction Proposal (as defined in the Merger Agreement), including, without limitation, the approval and adoption of the Merger Agreement and the Business Combination, and (b) any other circumstances upon which a consent or other approval with respect to the Merger Agreement and the Business Combination is sought, (ii) vote against and withhold consent with respect to any Business Combination Proposal or other business combination transaction (other than the Merger Agreement and the Business Combination), (iii) vote against any proposal, action or agreement that would (a) impede, frustrate, prevent or nullify any provision of the Sponsor Support Agreements, the Merger Agreement or the timely consummation of the Merger, (b) result in a breach in any respect of any covenant, representation, warranty or any other obligation or agreement of BurTech or Merger Sub under the Merger Agreement, (c) result in any of the conditions set forth in the Merger Agreement not being fulfilled or (d) result in a breach of any covenant, representation or warranty or other obligation or agreement of the Sponsor contained in the Sponsor Support Agreements, (iv) waive any adjustment to the conversion ratio or any other anti-dilution or similar protection set forth in the governing documents of BurTech with respect to the Class B common stock of BurTech, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement, and (v) be bound by certain other covenants and agreements related to the Business Combination, including a restriction on the transfer of BurTech Class B common stock and private placement units of BurTech, subject to certain exceptions.

Registration Rights Agreement

The Merger Agreement contemplates that, at the Closing, New Blaize, the Sponsor, certain significant securityholders of Blaize and certain of their respective affiliates will enter into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which New Blaize will agree to register for resale, pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), certain shares of New Blaize common stock and other equity securities of New Blaize that are held by the parties thereto from time to time on the terms and subject to the conditions set forth therein.

Lock-up Agreement

The Merger Agreement contemplates that, at the Closing, New Blaize will enter into lock-up agreements (the “Lock-up Agreements”) with (i) certain of New Blaize’s directors and officers, (ii) certain stockholders of New Blaize and (iii) Burkhan, in each case, restricting the transfer of New Blaize common stock and any shares of New Blaize common stock issuable upon the exercise or settlement, as applicable, of New Blaize Options or New Blaize RSUs held by it immediately after the Effective Time from and after the Closing. The restrictions under the Lock-up Agreements begin at the Closing and end on the date that is 180 days after the Closing, or upon the earlier of (x) the last reported sale price of New Blaize common stock reaching $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing and (y) the liquidation of New Blaize.

Stockholders’ Agreement

The Merger Agreement contemplates that, at the Closing, New Blaize will enter into a stockholders’ agreement (the “Stockholders Agreement”), with the Sponsor, Burkhan and certain other controlled affiliates of Burkhan (collectively, the “Stockholder Group”), which will provide, among other things, that so long as the Stockholder Group beneficially owns, in the aggregate, ten percent (10%) or more of the total number of issued and outstanding shares of the New Blaize Common Stock, the Stockholder Group will have the right to designate two out of nine individuals to the Company’s board of directors, subject to step-downs based on ownership of the New Blaize Common Stock as described in the Stockholders’ Agreement.

The foregoing descriptions of the Merger Agreement, the Company Support Agreement, the Sponsor Support Agreement, the Registration Rights Agreement, the Lock-up Agreement, and the Stockholders’ Agreement and the transactions and documents contemplated thereby, are not complete and are subject to and qualified in their entirety by reference to the Merger Agreement, the Company Support Agreement, the Sponsor Support Agreement, the form of Registration Rights Agreement, the form of Lock-up Agreement, and the form of Stockholders’ Agreement, copies of which were filed with a Current Report on Form 8-K on December 28, 2023, as Exhibit 2.1, Exhibit 10.1, Exhibit 10.2, Exhibit 10.3, Exhibit 10.4, and Exhibit 10.5 respectively, and the terms of which are incorporated by reference herein.

Side Letters with RT-AI and Ava

In connection with a convertible note financing of up to $125.0 million (the “Blaize Note Financing”) conducted by Blaize with the RT Parties (defined below), on April 22, 2024, BurTech entered into a letter agreement (the “RT Letter Agreement”) with Blaize and RT-AI I, LLC, a Delaware limited liability company (“RT-AI” and, together with its affiliates, the “RT Parties”).  Under the RT Letter Agreement, it is agreed that as long as at least $70.0 million in aggregate principal amount of such convertible notes is funded no later than April 24, 2024 (the “Funding Condition”), RT Parties and their transferees or distributees will not be required to execute any lock-up or similar agreement restricting transfer or disposition of all shares of common stock of Blaize (“Blaize Shares”) issuable upon the conversion of the notes (the “RT Conversion Shares”), all Blaize Shares issuable upon the exercise of the warrant issued to RT-AI I, LLC along with the notes (the “RT Warrant Shares”), all securities of New Blaize to be issued on account of the RT Conversion

Shares and the RT Warrant Shares pursuant to the Business Combination, and other securities of Blaize or New Blaize owned by the RT Parties (collectively, the “RT Registrable Securities”).  Additionally, as long as the Funding Condition is met, any securities of New Blaize issued on account of the RT Conversion Shares and the RT Warrant Shares pursuant to the Business Combination will be registered on a registration statement on Form S-4 filed for the Business Combination, and the RT Registrable Securities will be promptly registered on a registration statement on Form S-1 covering the resale of the RT Registrable Securities following the Business Combination.

In connection with the Blaize Note Financing and a concurrent issuance of pre-funded warrants (the “Blaize Warrant Financing”) to Ava Investors SA, a société anonyme incorporated under the laws of Switzerland (“Ava”, together with its affiliates and their respective transferees, the “Ava Parties”), on April 22, 2024, BurTech entered into a letter agreement (the “Ava Letter Agreement”) with Blaize and Ava. Under the Ava Letter Agreement, it is agreed that as long as the Funding Condition is met, the parties shall, within 14 days of the Ava Letter Agreement, agree on a form of registration rights agreement to be entered into and become effective at the closing of the Business Combination, providing for the registration of the resale of all Blaize Shares issuable upon the exercise of the pre-funded warrants (the “Ava Warrant Shares”) and all securities of New Blaize to be issued on account of the Ava Warrant Shares pursuant to the Business Combination, and other securities of Blaize or New Blaize owned by the Ava Parties.  The Ava Parties, along with their transferees or distributees, will not be required to enter into a lock-up or similar restrictive agreement in connection with the Business Combination. The Funding Condition was satisfied on April 22, 2024.

The RT Letter Agreement and the Ava Letter Agreement were filed with a Current Report on Form 8-K on April 26, 2024, as Exhibits 10.1 and 10.2, respectively, the terms of which are incorporated by reference herein.

Backstop Subscription Agreement

On April 22, 2024, BurTech LP LLC (the “Sponsor”) entered into a backstop subscription agreement (the “Backstop Subscription Agreement”) with BurTech and Blaize. Pursuant to the Backstop Subscription Agreement, in the event that the amount of cash in BurTech’s trust account following redemptions and before payment of expenses (the “Trust Amount”) is less than $30,000,000 (the “Backstop Amount”), the Sponsor shall purchase, prior to or substantially concurrently with the closing of the Business Combination, a number of shares of Class A common stock of BurTech (“BurTech Shares”) equal to the quotient of (a) the difference of (x) $30,000,000 minus (y) the Trust Amount divided by (b) $10.00, at a per share purchase price of $10.00 per share.

The Backstop Subscription Agreement was filed with a Current Report on Form 8-K on April 26, 2024, as Exhibit 10.3 and is incorporated herein by reference.

Sponsor Forfeiture Agreement

On April 22, 2024, the Sponsor and BurTech entered into a letter agreement (the “Sponsor Forfeiture Agreement”).  Under this agreement, conditioned upon the occurrence of the closing of the Business Combination, Sponsor agreed to forfeit 2,000,000 BurTech Shares to be effective immediately prior to the closing of the Business Combination.

The Sponsor Forfeiture Agreement was filed with a Current Report on Form 8-K on April 26, 2024, as Exhibit 10.4 and is incorporated herein by reference.

Amendment to Agreement and Plan of Merger

On April 22, 2024, BurTech, BurTech Merger Sub Inc., Blaize and Burkhan entered into an Amendment to Agreement and Plan of Merger (the “Merger Agreement Amendment”). The Merger Agreement Amendment amended the original Merger Agreement to make the following adjustments in connection with the Blaize Note Financing and the Blaize Warrant Financing:

1.Increased the Base Purchase Price from $700 million to $767 million;
2.Revised the definition of “Aggregate Company Shares” to exclude Blaize Shares issued upon exercise of warrants or conversion of convertible notes issued by Blaize on or after April 22, 2024 (collectively, the “Excluded Company Stock”);
3.Added a new component to the definition of “Base Merger Consideration”, which is the product of (i) the number of shares of the Excluded Company Stock multiplied by (ii) the Per Company Share Merger Consideration;

4.Acknowledged that the Blaize Note Financing and the Blaize Warrant Financing constitute a Company Financing for all purposes of the Merger Agreement.

Additionally, adjustments were made to various definitions and covenants to reflect the funding commitment of the Sponsor pursuant to the Backstop Subscription Agreement and the amounts of certain convertible notes and pre-funded warrants Burkhan, its Affiliates or nominees purchased from BurTech, including:

1.Added a new component to the definition of “Available Acquiror Cash”, which is the amount contributed by the Sponsor pursuant to the Backstop Subscription Agreement;

2.Added a new definition of “Cash Ratio,” which means the ratio equal to (x) Available Acquiror Cash, divided by (y) the Minimum Cash Amount;

3.Added a new definition of “Proportionate Shares Number,” which means (i) 325,000 BurTech Shares multiplied by (ii) the Cash Ratio;

4.Added a closing condition for the benefit of Blaize requiring that the sum of the Trust Amount plus the amount of funds received pursuant to the Backstop Subscription Agreement shall be no less than the Backstop Amount;

5.Acknowledged that Burkhan had purchased certain convertible notes, as well as pre-funded warrants to purchase Blaize Shares, which, following the exchange pursuant to the Business Combination, would result in up to 2,000,000 shares of Class A common stock of New Blaize (the “Burkhan Warrant Stock”) for an aggregate exercise price of $20,000 and a purchase price of $20,000, and removed failures to meet relevant funding commitments as grounds for terminating the Merger Agreement;
6.Tied the number of Burkhan Earnout Shares to the Cash Ratio and capped the aggregate Burkhan Earnout Shares amount at 2,600,000.

The Merger Agreement Amendment also revised the aggregate reserve size under the Equity Incentive Plan and ESPP to 20% and the evergreen percentage for the Equity Incentive Plan to 7%.

Pursuant to the Merger Agreement Amendment, the form of Lock-Up Agreement attached to the Merger Agreement was amended to include certain consent requirement to the transfer of the Burkhan Warrant Stock and grant the Blaize board of directors the discretion to determine whether certain persons will be subject to the lock-up (the “Amended Lock-Up Agreement”).

The Merger Agreement Amendment and the form of Amended Lock-Up Agreement were filed with a Current Report on Form 8-K on April 26, 2024, as Exhibit 10.5 and Annex A to the Exhibit 10.5, and are incorporated herein by reference.

The Merger Agreement, the Merger Agreement Amendment, the Company Support Agreement, the Sponsor Support Agreement, the Registration Rights Agreement, the Lock-up Agreement, the Stockholders’ Agreement, the Sponsor Forfeiture Agreement, the Backstop Subscription Agreement and the other documents related thereto (collectively, the “Transaction Documents”) have been included to provide investors with information regarding their terms. They are not intended to provide any other factual information about BurTech, Blaize or their respective affiliates. The representations, warranties, covenants and agreements contained in the Transaction Documents were made only for purposes of the Merger Agreement as of the specific dates therein, were solely for the benefit of the parties to the Transaction Documents and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Transaction Documents instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors are not third-party beneficiaries under the Transaction Documents and should not rely on the representations, warranties, covenants and agreements or any descriptions thereof as characterizations of the actual state of facts or condition of the parties thereto or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of representations and warranties may change after the applicable dates of the Transaction Documents, which subsequent information may or may not be fully reflected in BurTech’s public disclosures.

On April 26, 2024, the Company and EF Hutton entered into an amendment to the Underwriting Agreement, pursuant to that certain Satisfaction and Discharge of Indebtedness Pursuant to Underwriting Agreement Dated December 10 2021 (the “Amendment”). The Amendment provides, among other things, that in lieu of the Company tendering the full amount of the Deferred Underwriting

Commission, EF Hutton accepts cash of an aggregate sum of $1,500,000, payable at the Closing, in full and final payment and satisfaction of the Deferred Underwriting Commission (the “Cash Payment”). Upon delivery of the Cash Payment in accordance with terms of the Amendment, any obligations pursuant to the Underwriting Agreement for the Company to deliver the Deferred Underwriting Commission to EF Hutton shall be automatically discharged and satisfied.

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

Effecting Our Initial Business Combination

General

We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the private warrants, our shares, new debt, or a combination of these, as the consideration to be paid in our initial business combination.

As disclosed in our Current Report on Form 8-K filed with the SEC on December 28, 2023, we signed a Merger Agreement with Blaize, as described more fully in this report. Although our management will assess the risks inherent with this business combination, this assessment may not result in our identifying all risks that this business combination may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We are seeking to raise additional funds through a private offering of debt or equity securities to complete the consummation of our business combination and will effectuate our initial business combination using the amounts held in the trust account in addition to funds raised in any such debt or equity fund raises, specifically to have the amount of cash available in the trust account into which substantially all of the proceeds of BurTech’s initial public offering and private placement of its warrants have been deposited for the benefit of its public shareholders following redemptions by BurTech’s stockholders in connection with the BurTech stockholder meeting held for purposes of approving the Business Combination (the “Trust Account”), plus the proceeds of any financing transaction of BurTech or Blaize prior to the Closing, plus the aggregate gross proceeds of $5.0 million received by Blaize pursuant to a previous convertible note financing transaction, and subject to the deductions and conditions set forth in the Merger Agreement, including deductions for certain BurTech and Blaize transaction expenses, is equal to or greater than $125,000,000. Description and disclosure of the business combination will be more fully described in our filing of a Form S-4 which will include proxy materials and a more detailed description of the terms of the business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise in connection with the business combination.

Sources of Target Businesses

If the transaction with Blaize does not close, our acquisition strategy will be to capitalize on the strengths of our management team to allow us to identify other businesses that have the capacity for cash flow creation, opportunity for operational improvement, robust company fundamentals, and qualified and driven management teams. We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity groups, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources also may introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this annual report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, also may bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account.

Fair Market Value of Target Business or Businesses

We believe that the target business for this business combination meets the Nasdaq requirement of having a collective fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination.

The fair market value of the target business or businesses or assets has been determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value, enterprise value and, where appropriate, upon the advice of appraisers or other professional consultants. Investors will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of a particular target business.

Lack of Business Diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we have met with and evaluated the target business’ management, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public stockholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial stockholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we so choose and we are legally permitted to do so, we have the flexibility to avoid a stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules.

Competition

We believe that our networks and relationships from sourcing, evaluating, due diligence, and executing transactions and operating businesses will provide us with the ability to completing our business combination. If the transaction with Blaize does not close, we believe that our management team is well positioned to identify and implement attractive business combination opportunities in an efficient manner. In identifying, evaluating and selecting another target business for an initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination, including Blaize, and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on any publicly traded domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because we are a Delaware corporation and because our securities trade on Nasdaq, we are a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, absent any further guidance from the U.S. Department of the Treasury (the “Treasury”), who has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax, the Excise Tax may apply to any redemptions of our Class A Common Stock after December 31, 2022. In 2023, approximately $252.3 million was redeemed in connection with a special meeting and any additional redemptions in connection with the Business Combination may be subject the Excise Tax, unless an exemption is available. Generally, issuances of securities in connection with an initial business combination transaction (including any PIPE transaction at the time of an initial business combination), as well as any other issuances of securities not in connection with an initial business combination, would be expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the number of securities redeemed may exceed the number of securities issued. In addition, the Excise Tax would be payable by us, and not by the redeeming holder. Further, based on recently issued interim guidance from the IRS and Treasury, subject to certain exceptions, the Excise Tax should not apply in the event of our liquidation.

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

Risks Related to Being Deemed an Investment Company

If we were deemed to be an investment company for purposes of the Investment Company Act of 1940, as amended (the “Investment Company Act”), we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company.

There is currently uncertainty concerning the applicability of the Investment Company Act to a special purpose acquisition company (“SPAC”) and we may in the future be subject to a claim that we have been operating as an unregistered investment company. If we are deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

The longer that the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate.

We are currently not in compliance with the Nasdaq continued listing requirements. If we are unable to regain compliance with Nasdaq’s listing requirements, our securities could be delisted, which could affect our securities’ market price and liquidity.

On October 11, 2023, BurTech received a notification letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that it was not in compliance with Nasdaq Listing Rule 5450(a)(2) (the “Listing Rule”) for failing to maintain a minimum of 400 Total Holders for continued listing, which is required by the Nasdaq Global Market.

The Notice had no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Global Market. The Notice states that the Company has 45 calendar days from the date of the Notice, or until November 27, 2023, to submit a plan to regain compliance with the Listing Rule, and if accepted, Nasdaq may grant the Company up to 180 calendar days from the date of the Notice, or until April 8, 2024, to regain compliance. BurTech submitted a plan to Nasdaq to regain compliance with the Listing Rule on November 27, 2023. On April 16, 2024, the Company reported 522 total holders of stock, meeting the minimum 400 total holders requirement for The Nasdaq Global Market as per Listing Rule 5450(a)(2). The Company has received confirmation of compliance from Staff on April 26, 2024, closing the matter.

We have identified material weaknesses in our internal control over financial reporting relating to our inadequate control for the withdrawal of funds from the Trust Account and inadequate control for the accounting for class a common stock subject to possible redemption as of December 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Report, we have identified material weaknesses in our internal controls over financial reporting relating to our inadequate control for the timing of withdrawals of funds from the Trust Account and inadequate control for the accounting for class a common stock subject to possible redemption.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. To respond to the material weakness we identified, we plan to incorporate enhanced communication and documentation procedures between our operations team and the individuals responsible for preparation of financial statements, as described in Part II, Item 9A: Controls and Procedures included in this Report. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

We identified material weaknesses in our internal controls over financial reporting. As a result of such material weaknesses and other matters raised or that may in the future be raised by the SEC, we face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1. C. CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our IPO.

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

Holders of Record

As of May 7, 2024, there were 15,162,663 of our shares of Class A common stock issued and outstanding held by approximately 522 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

In connection with the stockholders’ vote at the Second Special Meeting of stockholders held by the Company on December 11, 2023, The Company’s stockholders redeemed 2,285,040 shares during the Second Special Meeting. As a result, approximately $24.5 million (approximately $10.74 per share) was removed from the Company’s trust account to pay such holders. The amount was removed from the Trust Account on January 5, 2024.

In conjunction with the above redemptions, the stockholders’ also voted on extending the original liquidation from March 15, 2023 to December 15, 2023, (the “extended liquidation date”) extending the life of the Company to complete an initial business combination. We will have only 23 months from the closing of the IPO (the “Combination Period”) to complete the initial Business Combination. On December 11, 2023 (the “Second Special Meeting”), the Company entered into an amendment to the investment management trust agreement dated as of December 10, 2021, with Continental Stock Transfer & Trust Company (the “Second Trust Amendment”). Pursuant to the Second Trust Amendment, the Company has the right to extend the time to complete a business combination twelve (12) times, each such extension for an additional one (1) month period (each an “Extension”), until December 15, 2024, by depositing into the Trust Account the lesser of $0.03 per unredeemed share of Class A common stock or $150,000 (the “Extension Payment”) for each one-month Extension. On January 16, 2024, February 9, 2024, March 12, 2024 and April 10, 2024, the

Sponsor deposited $130,370 on each date into the Trust account to extend the life of the Company from January 15, 2024 to May 15, 2024.

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

Business Combination

As previously announced, on December 22, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Merger Sub a Delaware corporation and a direct, wholly owned subsidiary of the Company, Blaize, Inc., a Delaware corporation (“Blaize”), and, solely for the limited purposes set forth therein, Burkhan Capital LLC, a Delaware limited liability company (“Burkhan”), pursuant to which Merger Sub will merge with and into Blaize, whereupon the separate corporate existence of Merger Sub will cease and Blaize will be the surviving company and continue in existence as a direct, wholly owned subsidiary of the Company, on the terms and subject to the conditions set forth therein (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”). In connection with the consummation of the Business Combination, The Company will be renamed “Blaize Holdings, Inc.” (“New Blaize”).

The Merger Agreement further provides that as soon as reasonably practicable following the date of the Merger Agreement, Burkhan and/or its affiliates and/or nominees shall purchase from Blaize (i) convertible promissory notes of Blaize and (ii) a pre-funded warrant to purchase up to a number of shares of common stock of Blaize, par value $0.00001 per share (“Blaize Common Stock”), that, following the conversion of Blaize Common Stock at the effective time of the Merger (the “Effective Time”) pursuant to the Merger Agreement, would result in up to 6,833,333 shares of The Company Class A common stock (the “Warrant”) for aggregate gross proceeds to Blaize of $25.0 million. Blaize issued the Warrant, which has an aggregate exercise price of $68,333.33 and an assumed purchase price of $68,333.33, to Burkhan concurrently with the execution of the Merger Agreement.

Among other things, at the Effective Time, (A) the outstanding shares of Blaize Common Stock issued and outstanding immediately prior to the Effective Time, and following the conversion or exercise of the outstanding convertible notes, preferred stock and warrants of Blaize (but excluding any (i) shares of Blaize Common Stock held by Blaize as treasury stock, (ii) shares the holders of which perfect rights of appraisal under Delaware law, and (iii) shares of Blaize Common Stock subject to any Blaize restricted stock unit (“RSU”) and Blaize stock option that will be assumed) will be cancelled in exchange for the right to receive a number of shares of the Company Class A common stock (rounded up to the nearest whole share) equal to the quotient obtained by dividing (a) 77,000,000 by (b) the Aggregate Company Shares (the “Exchange Ratio”), (B) each Blaize stock option that is outstanding and unexercised as of immediately prior to the Effective Time will be converted into an option to purchase shares of The Company Class A common stock (“New Blaize Options”) as set forth in the Merger Agreement, and (C) each Blaize RSU that is outstanding and unsettled as of immediately prior to the Effective Time will be converted into an award of RSUs relating to shares of The Company Class A common stock (“New Blaize RSUs”) as set forth in the Merger Agreement.

“Aggregate Company Shares” means, without duplication, (i) the sum of the number of shares of Blaize Common Stock that are (a) issued and outstanding immediately prior to the Effective Time (following the conversion or exercise of the outstanding convertible notes, preferred stock and warrants of Blaize but excluding any shares of Burkhan Company Stock (as defined in the Merger Agreement), and any treasury stock to be cancelled) and (b) issuable upon the exercise or settlement of Blaize stock awards (in each case, whether or not vested or currently exercisable) that are outstanding immediately prior to the Effective Time minus (ii) a number of shares of Blaize Common Stock equal to the quotient of (x) the sum of the aggregate cash exercise prices of all Blaize stock options divided by (y) the Exchange Ratio.

In addition, 16.3 million shares of New Blaize common stock may be issued as earnout shares (the “Earnout Shares”) for a period from the closing of the Business Combination (the “Closing”) until the five-year anniversary thereof (the “Earnout Period”), in accordance with the schedule set forth in the Merger Agreement. The earnout shares are to be issued to Burkhan and shareholders of Blaize contingent, in each case, on the closing stock price of the New Blaize common stock exceeding the following thresholds:

●	if the closing stock price of New Blaize common stock is greater than or equal to $12.50 per share for 20 trading days within any 30 consecutive trading day period during the Earnout Period, then (i) 3,750,000 Earnout Shares will be issued to Blaize shareholders and (ii) 325,000 Earnout Shares will be issued to Burkhan;
●	if the closing stock price of New Blaize common stock is greater than or equal to $15.00 per share for 20 trading days within any 30 consecutive trading day period during the Earnout Period, then (i) 3,750,000 Earnout Shares will be issued to Blaize shareholders and (ii) 325,000 Earnout Shares will be issued to Burkhan;
●	if the closing stock price of New Blaize common stock is greater than or equal to $17.50 per share for 20 trading days within any 30 consecutive trading day period during the Earnout Period, then (i) 3,750,000 Earnout Shares will be issued to Blaize shareholders and (ii) 325,000 Earnout Shares will be issued to Burkhan; and
●	if the closing stock price of New Blaize common stock is greater than or equal to $20.00 per share for 20 trading days within any 30 consecutive trading day period during the Earnout Period, then (i) 3,750,000 Earnout Shares will be issued to Blaize shareholders and (ii) 325,000 Earnout Shares will be issued to Burkhan.

In addition, Blaize shareholders and Burkhan will be entitled to receive all of the remaining Earnout Shares that have not previously been issued to Blaize shareholders and Burkhan in the event there occurs a transaction resulting in a change in control of New Blaize or Blaize during the Earnout Period.

Conditions to Closing

The Merger Agreement is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) approval of the Business Combination and related agreements and transactions by the respective shareholders of The Company and Blaize, (ii) effectiveness of the registration statement on Form S-4 to be filed by The Company in connection with the Business Combination, (iii) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, if applicable, (iv) approval of the Business Combination under the United Kingdom’s National Security and Investment Act 2021, (v) the absence of any injunction, order, statute, rule, or regulation enjoining or prohibiting the consummation of the Merger, and (vi) receipt of approval for listing on Nasdaq the shares of New Blaize common stock to be issued in connection with the Merger.

Other conditions to The Company’s obligations to consummate the Merger include, among others, that as of the Closing, (i) the representations and warranties of Blaize being true and correct, subject to the materiality standards contained in the Merger Agreement, (ii) Blaize shall have performed all covenants required to be performed by Blaize in all material respects, (iii) no Company Material Adverse Effect (as defined in the Merger Agreement) shall have occurred between the date of the Merger Agreement and Closing and be continuing, and (iv) Blaize shall have effectuated the conversion or exercise of the outstanding convertible notes, preferred stock and warrants of Blaize.

Other conditions to Blaize’s obligations to consummate the Merger include, among others, that as of the Closing, (i) the representations and warranties of The Company and Merger Sub being true and correct, subject to the materiality standards contained in the Merger Agreement, (ii) The Company shall have performed all covenants required to be performed by The Company in all material respects, (iii) no Acquiror Material Adverse Effect (as defined in the Merger Agreement) shall have occurred between the date of the Merger Agreement and Closing and be continuing, (iv) the amount of cash available in the trust account into which substantially all of the proceeds of The Company’s initial public offering and private placement of its warrants have been deposited for the benefit of its public shareholders following redemptions by The Company’s stockholders in connection with the The Company stockholder meeting held for purposes of approving the Business Combination (the “Trust Account”), plus the proceeds of any financing transaction of The Company or Blaize prior to the Closing, plus the aggregate gross proceeds of $5.0 million received by Blaize pursuant to a previous convertible note financing transaction, and subject to the deductions and conditions set forth in the Merger Agreement, including deductions for certain The Company and Blaize transaction expenses, is equal to or greater than $125,000,000 and (v) other than persons designated by the parties to the Merger Agreement to be nominated for election to the board of directors of New Blaize in accordance with the terms of the Merger Agreement, all members of the board of directors and executive officers of The Company shall have executed written resignations effective as of the Effective Time.

Covenants

The Merger Agreement contains additional covenants, including, among others, providing for (i) the parties to use commercially reasonable efforts to conduct their respective businesses in the ordinary course through the Closing, (ii) Blaize to prepare and deliver to The Company certain audited and unaudited consolidated financial statements of Blaize, (iii) The Company to prepare and file a registration statement on Form S-4 and take certain other actions to obtain the requisite approval of The Company shareholders of certain proposals regarding the Business Combination and (iv) the parties to use reasonable best efforts to obtain necessary approvals from governmental agencies.

Representations and Warranties

The Merger Agreement contains representations and warranties by The Company, Merger Sub and Blaize that are customary for transactions of this type. The representations and warranties of the respective parties to the Merger Agreement will not survive the Closing.

Termination

The Merger Agreement may be terminated at any time prior to the Closing (i) by mutual written consent of The Company and Blaize, (ii) by The Company or Blaize, if requisite approvals of the shareholders of The Company are not obtained as set forth therein, (iii) by Blaize if there is a Modification in Recommendation (as defined in the Merger Agreement), (iv) by The Company if requisite approvals of the shareholders of Blaize are not obtained as soon as reasonably practicable following the effectiveness of the registration statement on Form S-4 to be filed by The Company in connection with the Business Combination, (v) by Blaize if Burkhan, its affiliates and/or nominees fail to fund certain principal amounts of the Burkhan Convertible Notes (as defined in the Merger Agreement) on the terms and subject to the conditions set forth in the Merger Agreement and (vi) by either The Company or Blaize in certain other circumstances set forth in the Merger Agreement, including (a) if any Governmental Authority (as defined in the Merger Agreement) shall have issued or otherwise entered a final, nonappealable order making consummation of the Merger illegal or otherwise preventing or prohibiting consummation of the Merger, (b) in the event of certain uncured breaches by the other party or (c) if the Closing has not occurred on or before December 31, 2024.

Exclusivity

Between the date of the Merger Agreement and the Closing, The Company has agreed that it will not, directly or indirectly, (i) encourage, solicit, initiate, facilitate or continue inquiries regarding a Business Combination Proposal (as defined below); (ii) enter into discussions or negotiations with, or provide any information to, any person concerning a possible Business Combination Proposal; or (iii) enter into any agreements or other instruments (whether or not binding) regarding a Business Combination Proposal. The Company also agreed to cease and cause to be terminated any existing discussions or negotiations with any persons (other than Blaize and its representatives) previously conducted with respect to, or that could lead to, any Business Combination Proposal; provided, that The Company is not restricted from responding to unsolicited inbound inquiries to the extent required for the board of directors of The Company to comply with its fiduciary duties. “Business Combination Proposal” means any offer, inquiry, proposal or indication of interest (whether written or oral, binding or non-binding), relating to a Business Combination.

Between the date of the Merger Agreement and the Closing, Blaize has agreed that it will not, directly or indirectly, (i) encourage, solicit, initiate, facilitate or continue inquiries regarding a Company Acquisition Proposal (as defined below); (ii) enter into discussions or negotiations with, or provide any information to, any person concerning a possible Company Acquisition Proposal; or (iii) enter into any agreements or other instruments (whether or not binding) regarding a Company Acquisition Proposal. The Company also agreed that it will cease and cause to be terminated any existing discussions or negotiations with any persons (other than The Company and its representatives) previously conducted with respect to, or that could lead to, any Company Acquisition Proposal. “Company Acquisition Proposal” means any inquiry, proposal or offer concerning a merger, consolidation, liquidation, recapitalization, share exchange or other transaction involving the sale, lease, exchange or other disposition of more than fifteen percent (15%) of the properties or assets or equity interests of Blaize or any of its subsidiaries, excluding, for the avoidance of doubt, any Company Financing.

“Company Financing” means, subject to certain limited exceptions contained in the Merger Agreement, a private placement of (i) secured convertible promissory notes of Blaize by, or any other form of investment in or financing of (either directly or indirectly), Blaize that is consummated with Burkhan and/or its affiliates and/or nominees after December 22, 2023 and prior to or substantially concurrently with the Closing providing up to an aggregate amount of $25.0 million to Blaize, and (ii) equity, equity-linked or debt securities of Blaize by, or any other form of investment or financing of (either director or indirectly), Blaize that is consummated with any person (other than Burkhan and/or its affiliates and/or nominees) after December 22, 2023 and prior to or substantially concurrently with the Closing.

Stock Exchange Listing

If required under applicable rules of the Nasdaq Global Market (“Nasdaq”), the Company will use its reasonable best efforts to cause the shares of the Company’s Class A common stock to be issued in connection with the Business Combination to be approved for listing on Nasdaq at the Closing. Until the Closing, The Company must use its reasonable best efforts to cause the Company to remain listed as a public company on Nasdaq.

Company Support Agreement

On December 22, 2023, concurrently with the execution of the Merger Agreement, certain stockholders of Blaize entered into a Company Support Agreement (the “Company Support Agreement”) with the Company and Blaize, pursuant to which such stockholders have agreed to, among other things, (i) support and vote in favor of (a) the approval and adoption of the Merger Agreement and the Business Combination, (b) the conversion of each issued and outstanding share of preferred stock of Blaize into one share of Blaize Common Stock as of immediately prior to the Effective Time, and (c) any other circumstances upon which a consent or other approval with respect to the Merger Agreement and the Business Combination, (ii) vote against and withhold consent with respect to any Company Acquisition Proposal or other business combination transaction (other than the Merger Agreement and the Business Combination), (iii) vote against any proposal, action or agreement that would (a) impede, frustrate, prevent or nullify any provision of the Company Support Agreement, the Merger Agreement or the timely consummation of the Merger, (b) result in a breach in any respect of any covenant, representation, warranty or any other obligation or agreement of Blaize under the Merger Agreement, (c) result in any of the conditions set forth in the Merger Agreement not being fulfilled or (d) result in a breach of any covenant, representation or warranty or other obligation or agreement of such stockholder contained in the Company Support Agreement, and (iv) be bound by certain other covenants and agreements related to the Business Combination, including a restriction on the transfer of the Company’s Capital Stock (as defined in the Company’s Support Agreement), subject to certain exceptions, and termination of certain stockholder agreements and other affiliate agreements of Blaize.

Sponsor Support Agreement

On December 22, 2023, concurrently with the execution of the Merger Agreement, the Company and Blaize entered into an agreement (the “Sponsor Support Agreement”) with the Sponsor, pursuant to which, among other things, in connection with the Closing, the Sponsor agreed to (i) vote all its shares of the Company’s Class A common stock in favor of (a) each Transaction Proposal (as defined in the Merger Agreement), including, without limitation, the approval and adoption of the Merger Agreement and the Business Combination, and (b) any other circumstances upon which a consent or other approval with respect to the Merger Agreement and the Business Combination is sought, (ii) vote against and withhold consent with respect to any Business Combination Proposal or other business combination transaction (other than the Merger Agreement and the Business Combination), (iii) vote against any proposal, action or agreement that would (a) impede, frustrate, prevent or nullify any provision of the Sponsor Support Agreements, the Merger Agreement or the timely consummation of the Merger, (b) result in a breach in any respect of any covenant, representation, warranty or any other obligation or agreement of the Company or Merger Sub under the Merger Agreement, (c) result in any of the conditions set forth in the Merger Agreement not being fulfilled or (d) result in a breach of any covenant, representation or warranty or other obligation or agreement of the Sponsor contained in the Sponsor Support Agreements, (iv) waive any adjustment to the conversion ratio or any other anti-dilution or similar protection set forth in the governing documents of the Company with respect to the Class B common stock of the Company, in each case, on the terms and subject to the conditions set forth in the Sponsor Support Agreement, and (v) be bound by certain other covenants and agreements related to the Business Combination, including a restriction on the transfer of the Company’s Class B common stock and private placement units of the Company, subject to certain exceptions.

Registration Rights Agreement

The Merger Agreement contemplates that, at the Closing, New Blaize, the Sponsor, certain significant securityholders of Blaize and certain of their respective affiliates will enter into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which New Blaize will agree to register for resale, pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), certain shares of New Blaize common stock and other equity securities of New Blaize that are held by the parties thereto from time to time on the terms and subject to the conditions set forth therein.

Lock-up Agreement

The Merger Agreement contemplates that, at the Closing, New Blaize will enter into lock-up agreements (the “Lock-up Agreements”) with (i) certain of New Blaize’s directors and officers, (ii) certain stockholders of New Blaize and (iii) Burkhan, in each case, restricting the transfer of New Blaize common stock and any shares of New Blaize common stock issuable upon the exercise or settlement, as applicable, of New Blaize Options or New Blaize RSUs held by it immediately after the Effective Time from and after the Closing. The restrictions under the Lock-up Agreements begin at the Closing and end on the date that is 180 days after the Closing, or upon the earlier of (x) the last reported sale price of New Blaize common stock reaching $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing and (y) the liquidation of New Blaize.

Stockholders’ Agreement

The Merger Agreement contemplates that, at the Closing, New Blaize will enter into a stockholders’ agreement (the “Stockholders Agreement”), with the Sponsor, Burkhan and certain other controlled affiliates of Burkhan (collectively, the “Stockholder Group”), which will provide, among other things, that so long as the Stockholder Group beneficially owns, in the aggregate, ten percent (10%) or more of the total number of issued and outstanding shares of the New Blaize Common Stock, the Stockholder Group will have the right to designate two out of nine individuals to the Company’s board of directors, subject to step-downs based on ownership of the New Blaize Common Stock as described in the Stockholders’ Agreement.

The foregoing descriptions of the Merger Agreement, the Company’s Support Agreement, the Sponsor Support Agreement, the Registration Rights Agreement, the Lock-up Agreement, and the Stockholders’ Agreement and the transactions and documents contemplated thereby, are not complete and are subject to and qualified in their entirety by reference to the Merger Agreement, the Company’s Support Agreement, the Sponsor Support Agreement, the form of Registration Rights Agreement, the form of Lock-up Agreement, and the form of Stockholders’ Agreement, copies of which are filed with this Current Report on Form 8-K as Exhibit 2.1, Exhibit 10.1, Exhibit 10.2, Exhibit 10.3, Exhibit 10.4, and Exhibit 10.5 respectively, and the terms of which are incorporated by reference herein.

The Merger Agreement, the Company’s Support Agreement, the Sponsor Support Agreement, the Registration Rights Agreement, the Lock-up Agreement, and the Stockholders’ Agreement and the other documents related thereto (collectively, the “Transaction Documents”) have been included to provide investors with information regarding their terms. They are not intended to provide any other factual information about The Company, Blaize or their respective affiliates. The representations, warranties, covenants and agreements contained in the Transaction Documents were made only for purposes of the Merger Agreement as of the specific dates therein, were solely for the benefit of the parties to the Transaction Documents and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Transaction Documents instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors are not third-party beneficiaries under the Transaction Documents and should not rely on the representations, warranties, covenants and agreements or any descriptions thereof as characterizations of the actual state of facts or condition of the parties thereto or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of representations and warranties may change after the applicable dates of the Transaction Documents, which subsequent information may or may not be fully reflected in The Company’s public disclosures.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest dividends on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses.

For the year ended December 31, 2023, we had a net income of $1,339,142, which consisted of interest from investments held in our Trust Account of $5,751,596, offset by $3,384,810 in operating costs and franchise taxes and provision for income taxes of $1,027,644.

For the year ended December 31, 2022, we had a net income of $1,673,607, which consisted of interest from marketable securities held in our Trust Account of $3,989,294, offset by formation and operating costs of $1,523,929 and provision for income taxes of $791,758.

Liquidity and Going Concern

As of December 31, 2023, the Company had $843,313 in its restricted cash account and $71,432,177 in investments held in trust.  Restricted cash is held exclusively for payment of current tax liabilities. The investments held in trust are to be used for Business Combination or to repurchase or redeem its Public shares, which includes $24,539,002 restricted to pay its current redemption liability.  As of December 31, 2023, $5,751,596 of the amount on deposit in the Trust Account represents interest income.

Our liquidity needs up to December 31, 2023 had been satisfied through a payment from our sponsor of $25,000 for the Founder Shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of $810,345 and the net proceeds from the consummation of the Initial Public Offering held outside of the trust account. As of December 31, 2023, the Company had $810,345 outstanding under a Convertible Promissory Note. As of December 31, 2023, no working capital loans were outstanding.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, 4,345,663 and 28,750,000 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets, respectively.

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

Net Income Per Common Stock

We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 29,648,250 potential common stocks for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the year ended December 31, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met and its inclusion would be anti-dilutive. As a result, diluted net income or loss per common stock is the same as basic net income or loss per common stock for the periods.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows. We have not adopted this guidance as of December 31, 2023.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Annual Report and is included herein by reference.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal period ended December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the inadequate controls for the withdrawal of funds from the Trust Account and inadequate control for the accounting for class a common stock subject to possible redemption. Material weaknesses, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Management plans to remediate the material weaknesses by enhancing our control process around the withdrawals of funds from the Trust Account. The elements of our remediation plan can only be accomplished over time, and these initiatives may not ultimately have the intended effects.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal controls for the withdrawal of funds from the Trust Account as of December 31, 2023.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers.

Name	Age	Position
Shahal Khan	51	Chairman of the Board of Directors and Chief Executive Officer
Isaac Chetrit	61	President, Director
Roman Livson	53	Chief Financial Officer
Payel Farasat	44	Chief Investment Officer
Christopher Schroeder	55	Chief Marketing Officer
Leon Golden	61	Director
Scott Young	65	Director
Joseph A. Porrello	52	Director

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

The following table sets forth as of April 24, 2024 the number of shares of Class A common stock and Class B common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of Class A common stock and Class B common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 31, 2022, we had 898,250 shares of Class A common stock and 9,487,500 shares of Class B common stock, issued and outstanding. The Class B common stock are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment. As of April 20, 2023, the Company had 15,162,662  shares of Class A Common stock and one share of Class B common stock, issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of March 31, 2022.

	Number of
	Shares	Percentage of
	Beneficially	Outstanding
Name and Address of Beneficial Owner(1)	Owned	Shares
Shahal Khan (2)	10,385,750	68.5%
Roman Livson (2)	10,385,750	68.5%
Patrick Orlando(1)(2)	10,385,750	68.5%
Isaac Chetrit (4)		*
Payel Farasat (4)		*
Christopher Schroeder (4)		*
All officers and directors as a group	10,385,750	68.5%
(5 individuals)
BurTech LP LLC(2)	10,385,750	68.5%
*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of these individuals is c/o BurTech Acquisition Corp., 1300 Pennsylvania Ave NW, Suite 700, Washington, DC 20004.
(2)	BurTech LP LLC, our sponsor, is the record holder of the securities reported herein. Shahal Khan, Patrick Orlando and Roman Livson are the managing members of our sponsor. By virtue of this relationship, Messrs. Khan and Livson may be deemed to share beneficial ownership of the securities held of record by our sponsor. Messrs. Khan and Livson disclaim any beneficial ownership except to the extent of their pecuniary interest in such securities.
(3)	Each of our officers and directors is, directly or indirectly, a member of our sponsor or has direct or indirect economic interests in our sponsor, and each of them disclaims any beneficial ownership of any shares held by our sponsor except to the extent of his or her ultimate pecuniary interest.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 8-K for the respective periods and other required filings with the SEC for the year ended December 31, 2023 and 2022, totaled approximately $124,631 and $134,819, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the year ended December 31, 2023 and 2022, we did not pay Marcum any audit-related fees.

Tax Fees. We did not pay Marcum for tax return services, planning and tax advice for the year ended December 31, 2023 and 2022.

All Other Fees. We did not pay Marcum for any other services for the year ended December 31, 2023 and 2022.

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

2.1

Agreement and Plan of Merger, dated as of December 22, 2023 by and among BurTech Acquisition Corp., BurTech Merger Sub Inc., Blaize, Inc. and Burkhan Capital LLC filed as Exhibit 2,1 to the Current Report on Form 8-K filed on December 28, 2023.

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

10.9	Letter agreement dated April 22, 2024, by and among Blaize, Inc., RT-AI I, LLC and BurTech Acquisition Corp. filed with the Form 8-K filed by the Registrant on April 26, 2024 as Exhibit 10.1
10.10	Letter agreement dated April 22, 2024, by and among Blaize, Inc., AVA Investors SA and BurTech Acquisition Corp. filed with the Form 8-K filed by the Registrant on April 26, 2024 as Exhibit 10.2
10.11

Backstop Subscription Agreement, dated April 22, 2024, by and among BurTech Acquisition Corp., Blaize, Inc. and BurTech LP LLC. filed with the Form 8-K filed by the Registrant on April 26, 2024 as Exhibit 10.3

10.12	Sponsor Forfeiture Agreement, dated April 22, 2024, by and between BurTech Acquisition Corp. and BurTech LP LLC. filed with the Form 8-K filed by the Registrant on April 26, 2024 as Exhibit 10.4
10.13

Amendment to Agreement and Plan of Merger, dated April 22, 2024, by and among BurTech Acquisition Corp., BurTech Merger Sub Inc., BurTech Merger Sub Inc. and Burkhan Capital LLC. filed with the Form 8-K filed by the Registrant on April 26, 2024 as Exhibit 10.5

14.1	Form of Code of Ethics (incorporated by reference to Exhibit 14.1 filed with the Registration Statement on Form S-1 filed by the Registrant on November 19, 2021)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURTECH ACQUISITION CORP.

Dated: May 7, 2024	By:	/s/ Shahal Khan
	Name:	Shahal Khan
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shahal Khan	Chief Executive Officer and Chairman	May 7, 2024
Shahal Khan	(Principal Executive Officer)

/s/ Roman Livson	Chief Financial Officer	May 7, 2024
Roman Livson	(Principal Accounting and Financial Officer)

/s/ Isaac Chetrit	Director	May 7, 2024
Isaac Chetrit

/s/ Leon Golden	Director	May 7, 2024
Leon Golden

/s/ Scott Young	Director	May 7, 2024
Scott Young

/s/ Joseph Porrello	Director	May 7, 2024
Joseph Porrello

BURTECH ACQUISITION CORP. AND SUBSIDIARY

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and Board of Directors of

BurTech Acquisition Corp. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BurTech Acquisition Corp. and Subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before December 15, 2024. The Company entered into a definitive business combination agreement with a business combination target on December 22, 2023; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to December 15, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after December 15, 2024, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

New York, NY

May 7, 2024

BURTECH ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
Assets:
Current assets:
Cash	$—	$22,232
Restricted Cash	843,313	—
Due from sponsor	318,888	—
Trust Account - Restricted for Redeeming Shareholders	24,539,002	—
Other Assets	—	186,532
Total current assets	25,701,203	208,764
Investments held in Trust Account	46,893,175	295,802,694
Total Assets	$72,594,378	$296,011,458

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$2,123,846	$304,952
Franchise tax payable	35,800	200,000
Due to Trust Account	318,888	—
Redeemed stock payable to public stockholders	24,539,002	—
Convertible promissory note - related party	810,345	—
Income tax payable	1,027,644	791,758
Excise Tax Payable	2,523,150	—
Total current liabilities	31,378,675	1,296,710
Deferred underwriting commissions	10,062,500	10,062,500
Total Liabilities	41,441,175	11,359,210

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 4,345,663 and 28,750,000 shares at redemption value of approximately $10.81 and $10.25 as of December 31, 2023 and 2022, respectively	46,991,932	294,796,918
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 10,817,000 and 1,329,500 shares issued and outstanding (excluding 2,285,040 shares to be redeemed as of December 31, 2023 and excluding 4,345,663 and 28,750,000 shares subject to possible redemption) as of December 31, 2023 and 2022, respectively	1,082	133
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 0 and 9,487,500 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	949
Additional paid-in capital	—	—
Accumulated deficit	(15,839,811)	(10,145,752)
Total Stockholders’ Deficit	(15,838,729)	(10,144,670)
Total Liabilities and Stockholders’ Deficit	$72,594,378	$296,011,458

The accompanying notes are an integral part of these consolidated financial statements.

BURTECH ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2023	2022
Formation and operating costs	$3,040,539	$1,320,997
Franchise Tax	344,271	202,932
Loss from operations	(3,384,810)	(1,523,929)

Other income
Interest income earned on Trust	5,751,596	3,989,294
Total other income, net	5,751,596	3,989,294

Income before provision for income taxes	2,366,786	2,465,365
Provision for income taxes	(1,027,644)	(791,758)
Net income	$1,339,142	$1,673,607

Weighted average shares outstanding of Class A common stock subject to redemption, basic and diluted	10,578,271	28,750,000
Basic and diluted net income per common stock, Class A subject to redemption	$0.06	$0.04
Weighted average shares outstanding of non-redeemable Class A common stock, basic and diluted	1,803,670	1,329,500
Basic and diluted net income per common stock, non-redeemable Class A	$0.06	$0.04
Weighted average shares outstanding of Class B common stock, basic and diluted	9,071,610	9,487,500
Basic and diluted net income per Class B common stock	$0.06	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

BURTECH ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	1,329,500	$133	9,487,500	$949	$—	$(8,834,941)	$(8,833,859)
Accretion for common stock subject to redemption amount	—	—	—	—	—	(2,984,418)	(2,984,418)
Net income	—	—	—	—	—	1,673,607	1,673,607
Balance as of December 31, 2022	1,329,500	$133	9,487,500	$949	$—	$(10,145,752)	$(10,144,670)
Conversion of Class B to Class A Shares	9,487,500	949	(9,487,500)	(949)	—	—	—
Stockholder Non-Redemption Agreement	—	—	—	—	—	8,758,683	8,758,683
Stockholder Non-Redemption Agreement	—	—	—	—	—	(8,758,683)	(8,758,683)
Excise tax liability arising from redemption of Class A shares	—	—	—	—	—	(2,523,150)	(2,523,150)
Accretion for common stock subject to redemption amount	—	—	—	—	—	(4,510,051)	(4,510,051)
Net income	—	—	—	—	—	1,339,142	1,339,142
Balance as of December 31, 2023	10,817,000	$1,082	—	$—	$—	$(15,839,811)	$(15,838,729)

The accompanying notes are an integral part of these consolidated financial statements.

BURTECH ACQUISITION CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net income	$1,339,142	$1,673,607
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(5,751,596)	(3,989,294)
Changes in current assets and liabilities:
Other Assets	186,532	201,664
Accrued expenses	1,618,895	(232,122)
Franchise tax payable	35,800	188,914
Income Tax Payable	235,886	791,758
Due to related party	—	(7,097)
Net cash used in operating activities	(2,335,341)	(1,372,570)

Cash Flows from Investing Activities:
Investments held in Trust	(130,370)	—
Cash withdrawn from Trust Account used to pay franchise and income taxes	1,314,246	—
Restricted Cash	843,313	—
Due from Sponsor	318,888
Cash withdrawn from Trust Account in connection with redemptions	227,776,035	—
Net cash provided by investing activities	230,122,112	—

Cash flows from financing activities:
Proceeds from convertible promissory note – Related Party	810,345	—
Payment of note payable-related party	—	(144,746)
Redemptions of Common Stock	(227,776,035)	—
Net cash used in financing activities	(226,965,690)	(144,746)

Net change in cash and restricted cash	821,081	(1,517,316)
Cash and restricted cash, beginning of the year	22,232	1,539,548
Cash and restricted cash, end of the year	$843,313	$22,232

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$791,758	$—
Supplemental disclosure of non-cash investing and financing activities:
Excise tax liability arising from redemption of Class A shares	$2,523,150	$—
Accretion of Class A common stock subject to possible redemption	$4,510,051	$2,984,418
Reconciliation of Cash and Restricted Cash:
Cash – Beginning of Year	$22,232	$1,539,548
Restricted Cash – Beginning of Year	$—	$—
Cash and Restricted Cash – Beginning of Year	$22,232	$1,539,548

Cash – End of Year	$—	$22,232
Restricted Cash – End of Year	$843,313	$—
Cash and Restricted Cash – End of Year	$843,313	$22,232

The accompanying notes are an integral part of these consolidated financial statements.

BURTECH ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

The Company has one wholly owned inactive subsidiary, Burtech Merger Sub Inc. (the “Merger Sub”), a Delaware corporation, formed on December 6, 2023.

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from March 2, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the Initial Public Offering (the “IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

BURTECH ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated certificate of incorporation which was adopted by the Company upon the consummation of the Initial Public Offering, and was amended by certificates of amendment on March 10, 2023 and December 11, 2023 (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules.

The shares of common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company initially had only 15 months from the closing of the IPO (the “Combination Period”) to complete the initial Business Combination. The Company has extended the Combination Period in which the Company may complete the Initial Business Combination on March 10, 2023 (see below). If the Company is unable to complete the initial Business Combination within the Combination Period (and the stockholders have not approved an amendment to the Company’s charter extending this time period), the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Combination Period.

BURTECH ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

On February 24, 2023, the Company issued a press release stating that it has entered into a non-binding letter of intent for a potential business combination with CleanBay Renewables Inc., a late-stage enviro-tech company focused on the production of sustainable renewable natural gas, green hydrogen and natural controlled-release fertilizer.

On March 10, 2023, the Company and Sponsor entered into a non-redemption agreements (“Non-Redemption Agreements”) with one or more unaffiliated third party or parties in exchange for such third party or third parties agreeing not to redeem up to an aggregate of 4,597,648 shares of the Company’s Class A common stock sold in its initial public offering (“Non-Redeemed Shares”) in connection with the special meeting of the stockholders called by the Company (the “Special Meeting”), In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor has agreed to transfer to such third party or third parties up to an aggregate of 1,274,412 shares of the Company’s Class A common stock held by the Sponsor immediately following the consummation of an initial business combination if they continue to hold such Non-Redeemed Shares through the Special Meeting. During the Special Meeting the Shareholders approved an extension of time for the Company to consummate an initial business combination from March 15, 2023 to December 15, 2023 (the “Extension”), and to amend the Trust Management Agreement with Continental Stock & Transfer Company, dated as of December 10, 2021.

On March 10, 2023, the Company’s stockholders redeemed 22,119,297 shares. As a result, approximately $227.8 million (approximately $10.30 per share) was removed from the Company’s trust account to pay such holders. Following redemptions, the Company had 6,630,703 shares of Class A common stock outstanding, and approximately $68.0 million remained in the Company’s trust account.

On June 30, 2023, the Company’s non-binding letter of intent for a potential business combination with CleanBay Renewables Inc. expired. Following thorough initial negotiations, the Company has chosen not to pursue the business combination.

On October 11, 2023, the Company received a notification letter (the “Notice”) from the Listing Qualifications Department of NASDAQ indicating that it was not in compliance with Nasdaq Listing Rule 5450(a)(2) (the “Listing Rule”) for failing to maintain a minimum of 400 Total Holders for continued listing, which is required by the Nasdaq Global Market. The Notice has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Global Market. The Notice states that the Company has 45 calendar days from the date of the Notice, or until November 27, 2023, to submit a plan to regain compliance with the Listing Rule, and if accepted, Nasdaq may grant the Company up to 180 calendar days from the date of the Notice, or until April 8, 2024, to regain compliance. BurTech submitted a plan to Nasdaq to regain compliance with the Listing Rule on November 27, 2023. On April 16, 2024, the Company reported 522 total holders of stock, meeting the minimum 400 total holders requirement for The Nasdaq Global Market as per Listing Rule 5450(a)(2). The Company has received confirmation of compliance from Staff on April 26, 2024, closing the matter.

On December 11, 2023 (the “Second Special Meeting”), the Company entered into an amendment to the investment management trust agreement dated as of December 10, 2021, with Continental Stock Transfer & Trust Company (the “Second Trust Amendment”). Pursuant to the Second Trust Amendment, the Company has the right to extend the time to complete a business combination twelve (12) times, each such extension for an additional one (1) month period (each an “Extension”), until December 15, 2024, by depositing into the Trust Account the lesser of $0.03 per unredeemed share of Class A common stock or $150,000 (the “Extension Payment”) for each one-month Extension. The Company’s stockholders redeemed 2,285,040 shares during the Second Special Meeting. As a result, approximately $24.5 million (approximately $10.74 per share) was removed from the Company’s trust account to pay such shareholders. This amount was removed from the Trust Account on January 5, 2024 to pay such shareholders. On January 16, 2024, February 9, 2024, March 12, 2024 and April 10, 2024, the Sponsor deposited $130,370 on each date into the Trust account to extend the life of the Company from January 15, 2024 to May 15, 2024.

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

BURTECH ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Liquidity and Going Concern

As of December 31, 2023, the Company had $843,313 in its restricted cash account and $71,432,177 in investments held in trust.  Restricted cash is held exclusively for payment of current tax liabilities. The investments held in trust are to be used for Business Combination or to repurchase or redeem its Public shares, which includes $24,539,002 restricted to pay its current redemption liability.  As of December 31, 2023, $5,751,596 of the amount on deposit in the Trust Account represents interest income.

Our liquidity needs up to December 31, 2023 had been satisfied through a payment from our sponsor of $25,000 for the Founder Shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of $810,345 and the net proceeds from the consummation of the Initial Public Offering held outside of the trust account. As of December 31, 2023, the Company had $810,345 outstanding under a Convertible Promissory Note. As of December 31, 2023, no working capital loans were outstanding.

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

The Company is less than 7 months from its mandatory liquidation as of the time of filing this Annual Report on Form 10-K. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” Management has determined that the liquidity condition due to insufficient working capital, described above, and mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date the consolidated financial statements are issued.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

BURTECH ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Restricted cash, due from sponsor and trust payable

In accordance with the Trust agreement, the Company is permitted to withdraw funds from the trust account to pay its tax obligations, including income and franchise taxes.  During the year ended December 31, 2023, the Company withdrew $1,162,201 from the trust account for the purposes of settling its current tax liabilities.  However, the Company identified that $318,888 was erroneously withdrawn from the trust account and used for operating expenses during the year, which is not a permitted use of the trust funds per the trust agreement.  As a result, the Company recorded a receivable due from the sponsor and related payable to the trust for this amount. The receivable reflects the amount due to be reimbursed to the trust account from the sponsor for the funds used for operating expenses.  The sponsor has committed to reimburse the Company for this amount, ensuring that the trust account will be made whole. As of December 31, 2023, the balance of this withdrawal is included in restricted cash in the amount of $843,313 on the accompanying balance sheet, which represents the amounts withheld from the trust account available exclusively for payment of current tax liabilities.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

BURTECH ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these consolidated financial statements is the determination of fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2023 and 2022, the Company had $0 and $22,232 in cash, respectively, and no cash equivalents. At December 31, 2023 and 2022, the Company also had $843,313 and $0 of restricted cash, respectively, related to funds withdrawn from the Trust Account reserved to the payment of taxes.

Investments Held in Trust Account

At December 31, 2023 and 2022, the Company had $71,432,177 (as of December 31, 2023, $24,539,002 of this amount was restricted for redeeming shareholders, which were redeemed in December 2023 and subsequently distributed in January 2024.) and $295,802,694 , respectively, in investments held in the Trust Account, which primarily consist of investments in mutual funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, 4,345,663 and 28,750,000 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively.

BURTECH ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company's deferred tax asset had a full valuation allowance recorded against it.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

BURTECH ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Net Income Per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 29,648,250 potential common stocks for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the year ended December 31, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met and its inclusion would be anti- dilutive. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Year Ended			For the Year Ended
	December 31, 2023			December 31, 2022
	Class A		Class B	Class A		Class B
	Redeemable	Non-redeemable	Non-redeemable	Redeemable	Non-redeemable	Non-redeemable
	common stock	common stock	common stock	Common stock	common stock	common stock
Basic and diluted net income per share:
Numerator:
Allocation of net income	$660,301	$112,586	$566,255	$1,216,069	$56,235	$401,303

Denominator:
Weighted-average shares outstanding including common stock subject to redemption	10,578,271	1,803,670	9,071,610	28,750,000	1,329,500	9,487,500
Basic and diluted net income per share	$0.06	$0.06	$0.06	$0.04	$0.04	$0.04

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At December 31, 2023 and 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

BURTECH ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of December 31, 2023.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and

BURTECH ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its consolidated financial statements.

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

As of December 31, 2023 and 2022, the common stock subject to redemption reflected on the balance sheet are reconciled in the following table:

Class A common stock subject to possible redemption, January 1, 2022	291,812,500
Plus:
Accretion of carrying value to redemption value	2,984,418
Class A common stock subject to possible redemption, December 31, 2022	294,796,918
Less:
Redemptions	(252,315,037)
Plus:
Accretion of carrying value to redemption value	4,510,051
Class A common stock subject to possible redemption, December 31, 2023	46,991,932

As discussed in Note 1, during the year ended December 31, 2023 an excess of $318,888 was erroneously withdrawn from the interest earned in the Trust Account for operating expenses. As of December 31, 2023, the Company recorded a receivable due from the sponsor to reimburse the Trust Account for these funds used for operating expenses.

BURTECH ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Administrative Support Agreement

Commencing on the effective date of the IPO, the Company will pay an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. As of December 31, 2023 and 2022, the Company incurred $120,000 and $112,903 for the administrative service fees, respectively, of which $60,000 and $0 are recorded as accrued expenses in the balance sheets, respectively.

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

BURTECH ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

On February 1, 2023, the Company issued an unsecured convertible promissory note to the Sponsor, pursuant to which the Company borrowed $1,500,000 from the Sponsor for general corporate purposes. Such loan may, at the Sponsor’s discretion, be converted into Units of the Company (as defined above), the conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such Payee by (y) $10.00. The terms of the Working Capital Shares will be identical to those of the Private Units that were issued to the Sponsor in connection with the Initial Public Offering. The Working Capital Loan will not bear any interest and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of a Business Combination involving the Company and one or more businesses. The maturity date of the Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Working Capital Loan). As of December 31, 2023, $810,345 in working capital loans were outstanding. As of December 31, 2022, no working capital loans were outstanding.

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

BURTECH ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

BURTECH ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

On March 10, 2023, in connection with the Company’s Special Meeting, the Company’s stockholders redeemed 22,119,297 Class A shares of Common Stock for a total of $227,776,035. On December 11, 2023, in connection with the Company’s Second Special Meeting, the Company’s stockholders redeemed 2,285,040 Class A shares of Common Stock for a total of $24,539,002.

The Company evaluated the current status and probability of completing a Business Combination as of December 31, 2023 and concluded that it is probable that a contingent liability should be recorded. As of December 31, 2023, the Company recorded $2,523,150 of excise tax liability calculated as 1% of shares redeemed on March 10, 2023 and December 15, 2023.

Merger Agreement

On December 22, 2023, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, BurTech Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“ Merger Sub”), Blaize, Inc., a Delaware corporation (“Blaize”), and, solely for the limited purposes set forth therein, Burkhan Capital LLC, a Delaware limited liability company (“Burkhan”), pursuant to which Merger Sub will merge with and into Blaize, whereupon the separate corporate existence of Merger Sub will cease and Blaize will be the surviving company and continue in existence as a direct, wholly owned subsidiary of the Company, on the terms and subject to the conditions set forth therein (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”). In connection with the consummation of the Business Combination, the Company will be renamed “Blaize Holdings, Inc.” (“New Blaize”).

Company Support Agreement

On December 22, 2023, concurrently with the execution of the Merger Agreement, certain stockholders of Blaize entered into a Company Support Agreement (the “Company Support Agreement”) with the Company and Blaize, pursuant to which such stockholders have agreed to, among other things, (i) support and vote in favor of (a) the approval and adoption of the Merger Agreement and the Business Combination, (b) the conversion of each issued and outstanding share of preferred stock of Blaize into one share of Blaize Common Stock as of immediately prior to the Effective Time, and (c) any other circumstances upon which a consent or other approval with respect to the Merger Agreement and the Business Combination.

Sponsor Support Agreement

On December 22, 2023, concurrently with the execution of the Merger Agreement, the Company and Blaize entered into an agreement (the “Sponsor Support Agreement”) with the Sponsor, pursuant to which, among other things, in connection with the Closing, the Sponsor agreed o (i) vote all its shares of the Company’s Class A common stock in favor of (a) each Transaction Proposal (as defined in the Merger Agreement), including, without limitation, the approval and adoption of the Merger Agreement and the Business Combination, and (b) any other circumstances upon which a consent or other approval with respect to the Merger Agreement and the Business Combination.

Registration Rights Agreement

The Merger Agreement contemplates that, at the Closing, New Blaize, the Sponsor, certain significant securityholders of Blaize and certain of their respective affiliates will enter into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which New Blaize will agree to register for resale, pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), certain shares of New Blaize common stock and other equity securities of New Blaize that are held by the parties thereto from time to time on the terms and subject to the conditions set forth therein.

Lock-up Agreement

The Merger Agreement contemplates that, at the Closing, New Blaize will enter into lock-up agreements (the “Lock-up Agreements”) with (i) certain of New Blaize’s directors and officers, (ii) certain stockholders of New Blaize and (iii) Burkhan, in each case, restricting the transfer of New Blaize common stock and any shares of New Blaize common stock issuable upon the exercise or settlement, as applicable, of New Blaize Options or New Blaize RSUs held by it immediately after the Effective Time from and after the Closing. The restrictions under the Lock-up Agreements begin at the Closing and end on the date that is 180 days after the Closing, or upon the earlier of (x) the last reported sale price of New Blaize common stock reaching $12.00 per share (as adjusted for stock splits, stock dividends,

BURTECH ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing and (y) the liquidation of New Blaize.

Stockholders’ Agreement

The Merger Agreement contemplates that, at the Closing, New Blaize will enter into a stockholders’ agreement (the “Stockholders Agreement”), with the Sponsor, Burkhan and certain other controlled affiliates of Burkhan (collectively, the “Stockholder Group”), which will provide, among other things, that so long as the Stockholder Group beneficially owns, in the aggregate, ten percent (10%) or more of the total number of issued and outstanding shares of the New Blaize Common Stock, the Stockholder Group will have the right to designate two out of nine individuals to the Company’s board of directors, subject to step-downs based on ownership of the New Blaize Common Stock as described in the Stockholders’ Agreement.

Amendment to the Merger Agreement

On April 22,2024, the Company entered into an amendment of its Merger Agreement which modified certain terms and conditions as follows:

●	The Company entered into an additional letter agreement which modified its convertible note financing and certain lock-up provisions which will exist in the closing of the Company’s Business Combination.
●	The Company entered into an additional letter agreement in connection with its convertible note financing subject to funding conditions which will exist in the closing of the Company’s Business Combination.
●	The Sponsor and the Company entered into an additional letter agreement, under which the Sponsor agreed to forfeit 2,000,000 Company Shares to be effective immediately prior to the closing of the Business Combination.
●	The Merger Agreement Amendment also revised the aggregate reserve size under the Equity Incentive Plan and ESPP to 20% and the evergreen percentage for the Equity Incentive Plan to 7%.
●	The Company, the Merger Sub, Blaize and Burkhan amended the Agreement and Plan of Merger, amending the original Merger Agreement to make the following adjustments:
o	Increasing the Base Purchase Price from $700 million to $767 million.
o	Acknowledged that the Blaize Note Financing and the Blaize Warrant Financing constitute a Company Financing for all purposes of the Merger Agreement.
o

Added a new component to the definition of “Base Merger Consideration”, which is the product of (a) the number of shares of the Excluded Company Stock multiplied by (b) the Per Company Share Merger Consideration.

o

Added a new component to the definition of “Available Acquiror Cash”, which is the amount contributed by the Sponsor pursuant to the Backstop Subscription Agreement and a new definition of “Cash Ratio,” which means the ratio equal to (x) Available Acquiror Cash, divided by (y) the Minimum Cash Amount.

o

Added a new definition of “Proportionate Shares Number,” which means (a) 325,000 Company Shares multiplied by (b.) the Cash Ratio; (viii) Added a closing condition for the benefit of Blaize requiring that the sum of the Trust Amount plus the amount of funds received pursuant to the Backstop Subscription Agreement shall be no less than the Backstop Amount.

o

Additionally, adjustments were made to various definitions and covenants to reflect the funding commitment of the Sponsor pursuant to the Backstop Subscription Agreement and the amounts of certain convertible notes and pre-funded warrants Burkhan, its Affiliates or nominees purchased from the Company.

BURTECH ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Amendment to Underwriting Agreement

On April 26, 2024, the Company and EF Hutton amended the Underwriting Agreement signed on December 10, 2021. In lieu of the Company paying the full Deferred Underwriting Commission, EF Hutton agreed to accept a $1,500,000 cash payment at the Closing of a Business Combination Once this payment is made according to the new terms, the Company’s obligation to deliver the Deferred Underwriting Commission will be fulfilled.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. On December 11, 2023, the Company issued an aggregate of 9,487,495 Class A Shares to the holders of the Company's shares of Class B Shares upon the exchange of an equal number of Class B Shares ("the Exchange"). On December 31, 2023 and 2022, there were 10,817,000 and 1,329,500 shares issued and outstanding (excluding 2,285,040 shares to be redeemed as of December 31, 2023 and excluding 4,345,663 and 28,750,000 shares subject to possible redemption) as of December 31, 2023 and 2022, respectively.

The 9,487,495 Class A Shares issued in connection with the Exchange are subject to the same restrictions as applied to the Class B Shares before the Exchange, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering.

On March 10, 2023, the Company’s stockholders redeemed 22,119,297 shares at approximately $10.30 per share.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. On September 24, 2021, the Company issued 862,500 shares of Class B common stock in connection with a 1.1 stock split. Due to the Exchange, on December 11, 2023, the Company converted 9,487,495 Class B Shares to Class A Shares. As of December 31, 2023 and 2022, there were 0 and 9,487,500 shares of Class B common stock issued and outstanding, respectively

The number of founder shares outstanding was determined so that the founder shares, will represent, on an as-converted basis, 24.81% of the outstanding shares after the IPO (excluding the shares of Class A common stock issued to the representative or its designees upon consummation of this offering, the placement units and securities underlying the placement units and assuming the initial stockholders do not purchase units in this offering).

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

BURTECH ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

BURTECH ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

NOTE 8. INCOME TAX

The Company’s net deferred tax assets (liability) at December 31, 2023 and 2022 are as follows:

	December 31,	December 31,
	2023	2022
Deferred tax assets (liability)
Organizational costs/Startup expenses	$475,133	$287,868
Federal Net Operating loss	—	—
Total deferred tax assets (liability)	475,133	287,868
Valuation allowance	(475,133)	(287,868)
Deferred tax assets (liability), net of allowance	$—	$—

The income tax provision for the year ended December 31, 2023 and 2022 consists of the following:

	December 31,	December 31,
	2023	2022
Federal
Current	$1,027,644	$791,758
Deferred	(187,264)	(274,031)

State
Current	—	—
Deferred	—	—
Change in valuation allowance	187,264	274,031
Income tax provision	$1,027,644	$791,758

BURTECH ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

As of December 31, 2023 and 2022, the Company had $0, respectively, of U.S. federal operating loss carryovers available to offset future taxable income, which do not expire.

In assessing the realization of the deferred tax assets (liability), management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets (liability) is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets (liability), projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets (liability) and has therefore established a full valuation allowance. For the year ended December 31, 2023, the change in the valuation allowance was $187,264. For the year ended December 31, 2022, the change in the valuation allowance was $274,031.

The Company’s effective tax rate was 43.4% and 32.1% for the year ended December 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% due to the valuation allowance on the deferred tax assets and deductibility of penalties on tax obligations.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2023 and 2022 is as follows:

	December 31,	December 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Transaction Costs	14.3%	0.0%
Fines and Penalties	0.2%	0.0%
Change in valuation allowance	7.9%	11.1%
Income tax provision	43.4%	32.1%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination since inception.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market Funds held in Trust Account	$71,432,177	$71,432,177	$—	$—
	$71,432,177	$71,432,177	$—	$—

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market Funds held in Trust Account	$295,802,694	$295,802,694	$—	$—
	$295,802,694	$295,802,694	$—	$—

BURTECH ACQUISITION CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than below, that would have required adjustment or disclosure in the consolidated financial statements.

On January 16, 2024, February 9, 2024, March 12, 2024 and April 10, 2024, as disclosed in Note 1, the Sponsor deposited $130,370 on each date into the Trust account to extend the life of the Company from January 15, 2024 to May 15, 2024.

On April 22, 2024, as disclosed in Note 6, the Company amended its Merger Agreement.

On April 26, 2024, as disclosed in Note 6, the Company amended its Underwriting Agreement.

On April 26, 2024, as disclosed in Note 1, the Company received confirmation of compliance from NASDAQ.