Form 10-Q
period 2024-03-31
BurTech Acquisition Corp.
filed 2024-06-06
CIK 1871638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,2024

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

As of June 5, 2024, there were 15,162,663 shares of Class A common stock, par value $0.0001 per share issued and outstanding.

BURTECH ACQUISITION CORP.

i

PART 1 - FINANCIAL INFORMATION

BURTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets:
Current assets:
Cash	$—	$—
Restricted Cash	148,736	843,313
Due from sponsor	29,385	318,888
Trust Account - Restricted for Redeeming Shareholders	—	24,539,002
Prepaid expenses and other Assets	102,250	—
Total current assets	280,371	25,701,203
Investments held in Trust Account	47,868,795	46,893,175
Total Assets	$48,149,166	$72,594,378

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$2,218,166	$2,123,846
Franchise tax payable	92,059	35,800
Due to Trust Account	29,385	318,888
Redeemed stock payable to public stockholders	—	24,539,002
Convertible promissory note - related party	1,500,000	810,345
Advances from sponsor	418,441	—
Income tax payable	162,895	1,027,644
Excise Tax Payable	2,523,150	2,523,150
Total current liabilities	6,944,096	31,378,675
Deferred underwriting commissions	10,062,500	10,062,500
Total Liabilities	17,006,596	41,441,175

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 4,345,663 shares at redemption value of approximately $11.00 and $10.81 as of March 31, 2024 and December 31, 2023, respectively	47,791,962	46,991,932
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 10,817,000 shares issued and outstanding (excluding 4,345,663 shares subject to possible redemption) as of March 31, 2024 and 10,817,000 shares issued and outstanding (excluding 4,345,663 shares subject to possible redemption and 2,285,040 shares to be redeemed) as of December 31, 2023, respectively.	1,082	1,082
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	—	—
Accumulated deficit	(16,650,474)	(15,839,811)
Total Stockholders’ Deficit	(16,649,392)	(15,838,729)
Total Liabilities and Stockholders’ Deficit	$48,149,166	$72,594,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BURTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023
Operating costs	$419,553	$701,539
Franchise Tax Expense	56,259	194,271
Loss from operations	(475,812)	(895,810)

Other income:
Interest income earned on Trust	628,074	3,075,729
Total other income	628,074	3,075,729

Income before provision for income taxes	152,262	2,179,919
Provision for income taxes	(162,895)	(605,128)
Net income (loss)	$(10,633)	$1,574,791

Weighted average shares outstanding of Class A common stock subject to redemption, basic and diluted	4,345,663	23,097,291
Basic and diluted net income per common stock, Class A subject to redemption	$0.00	$0.05
Weighted average shares outstanding of non-redeemable Class A common stock, basic and diluted	10,817,000	1,329,500
Basic and diluted net income per common stock, non-redeemable Class A	$0.00	$0.05
Weighted average shares outstanding of Class B common stock, basic and diluted	—	9,487,500
Basic and diluted net income per Class B common stock	$—	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BURTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31,2024

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	10,817,000	$1,082	—	$—	$—	$(15,839,811)	$(15,838,729)
Accretion for common stock subject to redemption amount	—	—	—	—	—	(800,030)	(800,030)
Net loss	—	—	—	—	—	(10,633)	(10,633)
Balance as of March 31, 2024	10,817,000	$1,082	—	$—	$—	$(16,650,474)	$(16,649,392)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	1,329,500	$133	9,487,500	$949	$—	$(10,145,752)	$(10,144,670)
Stockholder Non-Redemption Agreement	—	—	—	—	—	8,758,683	8,758,683
Stockholder Non-Redemption Agreement	—	—	—	—	—	(8,758,683)	(8,758,683)
Excise tax liability arising from redemption of Class A shares	—	—	—	—	—	(2,277,760)	(2,277,760)
Accretion for common stock subject to redemption amount	—	—	—	—	—	(2,276,329)	(2,276,329)
Net income	—	—	—	—	—	1,574,791	1,574,791
Balance as of March 31, 2023	1,329,500	$133	9,487,500	$949	$—	$(13,125,050)	$(13,123,968)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BURTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(10,633)	$1,574,791
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(628,074)	(3,075,729)
Changes in current assets and liabilities:
Other Assets	(102,250)	(17,378)
Accrued expenses	—	242,905
Franchise tax payable	92,059	50,000
Income tax payable	(806,229)	605,128
Net cash used in operating activities	(1,455,127)	(620,283)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	43,564	1,670,447
Principal deposits into Trust Account for Extension	(391,110)	—
Cash withdrawn from Trust Account in connection with redemptions	24,539,002	227,776,035
Net cash provided by investing activities	24,191,456	229,446,482

Cash flows from financing activities:
Proceeds from Advances from sponsor	418,441	—
Proceeds from convertible promissory note - related party	689,655	99,975
Redemption of Common Stock	(24,539,002)	(227,776,035)
Net cash used in financing activities	(23,430,906)	(227,676,060)

Net change in cash and restricted cash	(694,577)	1,150,139
Cash and restricted cash, beginning of the period	843,313	22,232
Cash and restricted cash, end of the period	$148,736	$1,172,371

Supplemental disclosure of cash flow information:
Cash Paid for Income Taxes	$1,027,644	$—

Supplemental disclosure of non-cash investing and financing activities:
Excise tax liability arising from redemption of Class A shares	$—	$2,277,760
Accretion of Class A common stock subject to possible redemption	$800,030	$2,276,329

Reconciliation of Cash and Restricted Cash:
Cash – Beginning of period	$—	$22,232
Restricted Cash – Beginning of period	$843,313	$—

Cash and Restricted Cash – Beginning of period	$843,313	$22,232
Cash – End of period	$—	$1,172,371
Restricted Cash – End of Period	$148,736	$—
Cash and Restricted Cash – End of period	$148,736	$1,172,371

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has one wholly owned inactive subsidiary, Burtech Merger Sub Inc. (the “Merger Sub”), a Delaware corporation, formed on December 6, 2023.

As of March 31,2024, the Company had not commenced any operations. All activity for the period from March 2, 2021 (inception) through March 31,2024 relates to the Company’s formation and the Initial Public Offering (the “IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $16,919,619 consisting of $2,875,000 of underwriting commissions, $10,062,500 of deferred underwriting commissions, $3,456,652 fair value of class A shares issued to the underwriters and $525,467 of other offering costs. In addition, $1,539,541 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes. The Underwriting Agreement was amended subsequent to the balance sheet date, refer to Note 9.

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On December 11, 2023 (the “Second Special Meeting”), the Company entered into an amendment to the investment management trust agreement dated as of December 10, 2021, with Continental Stock Transfer & Trust Company (the “Second Trust Amendment”). Pursuant to the Second Trust Amendment, the Company has the right to extend the time to complete a business combination twelve (12) times, each such extension for an additional one (1) month period (each an “Extension”), until December 15, 2024, by depositing into the Trust Account the lesser of $0.03 per unredeemed share of Class A common stock or $150,000 (the “Extension Payment”) for each one-month Extension. The Company’s stockholders redeemed 2,285,040 shares during the Second Special Meeting. As a result, approximately $24.5 million (approximately $10.74 per share) was removed from the Company’s trust account to pay such shareholders. This amount was removed from the Trust Account on January 5, 2024 to pay such shareholders. On January 16, 2024, February 9, 2024, and March 12, 2024, the Sponsor deposited $130,370 on each date into the Trust account to extend the life of the Company from January 15, 2024 to April 15, 2024.

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On June 3, 2024, the Company received a notification letter from the Listing Qualifications Department of Nasdaq indicating that, as a result of the Company’s delay in filing its Quarterly Report on Form 10-Q for the period ended March 31, 2024 with SEC, the Company was not in compliance with the requirements for continued listing under Nasdaq Listing Rule 5250(c)(1).

The notification letter has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Global Market. The Notice states that the Company has 60 calendar days from the date of the Notice, or August 2, 2024, to submit a plan to regain compliance with the Listing Rule. If Nasdaq accepts the Company’s plan to regain compliance, then Nasdaq may grant the Company up to 180 calendar days from the prescribed due date of the 10-Q, or November 8, 2024, to file the 10-Q to regain compliance.

Liquidity and Going Concern

As of March 31,2024, the Company had $148,736 in its restricted cash account and $47,868,795 in investments held in trust. Restricted cash is held exclusively for payment of current tax liabilities. As of March 31, 2024, $3,369,206 of the amount on deposit in the Trust Account represents interest income.

Our liquidity needs up to March 31,2024 had been satisfied through a payment from our sponsor of $25,000 for the Founder Shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of $1,500,000, working capital advances from the Sponsor and the net proceeds from the consummation of the Initial Public Offering held outside of the trust account. As of March 31,2024, the Company had $1,500,000 outstanding under a Convertible Promissory Note and $418,441 outstanding as advances from sponsor.

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company is less than 7 months from its mandatory liquidation as of the time of filing of Annual Report on Form 10-K. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” Management has determined that the liquidity condition due to insufficient working capital, described above, and mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date the condensed consolidated financial statements are issued.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Restricted cash, due from sponsor and trust payable

In accordance with the Trust agreement, the Company is permitted to withdraw funds from the trust account to pay its tax obligations, including income and franchise taxes. During the three months ended March 31, 2024, the Company withdrew $43,564 from the trust account for the purposes of settling its current tax liabilities. During the year ended December 31, 2023 the Company identified that $318,888 was erroneously withdrawn from the trust account and used for operating expenses. The sponsor has committed to reimburse the Company for this amount, ensuring that the trust account will be made whole.  The amounts due from the sponsor and related payable to the trust account at March 31, 2024 and December 31, 2023 amounted to $29,385 and $318,888, respectively. As of March 31, 2024 and December 31, 2023, the balance in restricted cash in the amount of $148,736 and $843,313, respectively, on the accompanying condensed consolidated balance sheets, represents amounts withheld from the trust account available exclusively for payment of current tax liabilities.

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2-Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2023.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

the more significant accounting estimates included in these condensed consolidated financial statements is the determination of fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31,2024 and December 31, 2023, the Company had no cash and no cash equivalents. At March 31, 2024 and December 31, 2023, the Company also had $148,736 and $843,313 of restricted cash, respectively, related to funds withdrawn from the Trust Account reserved to the payment of taxes.

Investments Held in Trust Account

At March 31,2024 and December 31, 2023, the Company had $47,868,795 and $71,432,177 (as of December 31, 2023, $24,539,002 of this amount was restricted for redeeming shareholders, which were redeemed in December 2023 and subsequently distributed in January 2024.) respectively, in investments held in the Trust Account, which primarily consist of investments in mutual funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31,2024 and December 31, 2023, 4,345,663 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31,2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s effective tax rate was 106.98% and 27.76% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% due to the valuation allowance on the deferred tax assets and the deductibility of penalties on tax obligations and merger and acquisition costs.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2024.

Net Income or Loss Per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 29,648,250 potential common stocks for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31,2024 and 2023 because the warrants are contingently exercisable, and the contingencies have not yet been met and its inclusion would be anti- dilutive. As a result, diluted net income or loss per common stock is the same as basic net income or loss per common stock for the periods. The table below

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

presents a reconciliation of the numerator and denominator used to compute basic and diluted net income or loss per share for each class of common stock:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2024			March 31, 2023
	Class A		Class B	Class A		Class B
	Redeemable	Non-redeemable	Non-redeemable	Redeemable	Non-redeemable	Non-redeemable
	common stock	common stock	common stock	Common stock	common stock	common stock
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$(3,047)	$(7,586)	$—	$1,072,510	$61,735	$440,547

Denominator:
Weighted-average shares outstanding including common stock subject to redemption	4,345,663	10,817,000	—	23,097,291	1,329,500	9,487,500
Basic and diluted net income (loss) per share	$0.00	$0.00	$—	$0.05	$0.05	$0.05

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At March 31, 2024 and December 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to its short-term nature.

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of March 31,2024.

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its condensed consolidated financial statements.

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of March 31,2024 and December 31, 2023, the common stock subject to redemption reflected on the balance sheet are reconciled in the following table:

Class A common stock subject to possible redemption, January 1, 2022	291,812,500
Plus:
Accretion of carrying value to redemption value	2,984,418
Class A common stock subject to possible redemption, December 31, 2022	294,796,918
Less:
Redemptions	(252,315,037)
Plus:
Accretion of carrying value to redemption value	4,510,051
Class A common stock subject to possible redemption, December 31, 2023	46,991,932
Plus:
Accretion of carrying value to redemption value	800,030
Class A common stock subject to possible redemption, March 31, 2024	47,791,962

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Administrative Support Agreement

Commencing on the effective date of the IPO, the Company will pay an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. As of March 31, 2024 and 2023, the Company incurred $30,000 and $30,000 for the administrative service fees, respectively, of which $30,000 and $0 are recorded as accrued expenses in the balance sheets, respectively.

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

On February 1, 2023, the Company issued an unsecured convertible promissory note to the Sponsor, pursuant to which the Company borrowed $1,500,000 from the Sponsor for general corporate purposes. Such loan may, at the Sponsor’s discretion, be converted into Units of the Company (as defined above), the conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such Payee by (y) $10.00. The terms of the Working Capital Shares will be identical to those of the Private Units that were issued to the Sponsor in connection with the Initial Public Offering. The Working Capital Loan will not bear any interest

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of a Business Combination involving the Company and one or more businesses. The maturity date of the Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Working Capital Loan). As of March 31,2024 and December 31, 2023, $1,500,000 and $810,345 in working capital loans were outstanding, respectively.

Advances from Sponsor

As of March 31, 2024, the Sponsor provided working capital and extension deposits on behalf of the Company. These amounts are reflected on the condensed consolidated balance sheets as advances from Sponsor. The advances are non-interest bearing and are payable on demand. At March 31, 2024, the Company had advances owed to the Sponsor in the amount of $418,441. At December 31, 2023, the Company had no advances owed to the Sponsor.

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On March 10, 2023, in connection with the Company’s Special Meeting, the Company’s stockholders redeemed 22,119,297 Class A shares of Common Stock for a total of $227,776,035. On December 11, 2023, in connection with the Company’s Second Special Meeting, the Company’s stockholders redeemed 2,285,040 Class A shares of Common Stock for a total of $24,539,002, the amounts redeemed were paid out to stockholders on January 5, 2024.

The Company evaluated the current status and probability of completing a Business Combination as of March 31, 2024 and concluded that it is probable that a contingent liability should be recorded. As of March 31, 2024, the Company recorded $2,523,150 of excise tax liability calculated as 1% of shares redeemed on March 10, 2023 and December 15, 2023.

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31,2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. On December 11, 2023, the Company issued an aggregate of 9,487,495 Class A Shares to the holders of the Company’s shares of Class B Shares upon the exchange of an equal number of Class B Shares (“the Exchange”). On March 31, 2024 and December 31, 2023, there were 10,817,000 shares issued and outstanding (excluding 2,285,040 shares to be redeemed as of March 31, 2024 and December 31, 2023 and excluding 4,345,663 shares subject to possible redemption) as of March 31, 2024 and December 31, 2023.

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

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. On September 24, 2021, the Company issued 862,500 shares of Class B common stock in connection with a 1.1 stock split. Due to the Exchange, on December 11, 2023, the Company converted 9,487,495 Class B Shares to Class A Shares. As of March 31,2024 and December 31, 2023, there were no shares of Class B common stock issued and outstanding.

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	March 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market Funds held in Trust Account	$47,868,795	$47,868,795	$—	$—
	$47,868,795	$47,868,795	$—	$—

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market Funds held in Trust Account	$71,432,177	$71,432,177	$—	$—
	$71,432,177	$71,432,177	$—	$—

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than below, that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On April 10, 2024 and May 10, 2024, the Sponsor deposited $130,370 on each date into the Trust account to extend the life of the Company from April 15, 2024 to June 15, 2024.

On April 22, 2024, as disclosed in Note 6, the Company amended its Merger Agreement.

On April 26, 2024, as disclosed in Note 6, the Company amended its Underwriting Agreement.

On April 26, 2024, as disclosed in Note 1, the Company received confirmation of compliance from NASDAQ.

On June 3, 2024, as disclosed in Note 1, the Company received a delisting notice from NASDAQ.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to BurTech Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to BurTech LP, LLC The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Pursuant to the Second Trust Amendment, the Company has the right to extend the time to complete a business combination twelve (12) times, each such extension for an additional one (1) month period (each an “Extension”), until December 15, 2024, by depositing into the Trust Account the lesser of $0.03 per unredeemed share of Class A common stock or $150,000 (the “Extension Payment”) for each one-month Extension. On January 16, 2024, February 9, 2024, and March 12, 2024, the Sponsor deposited $130,370 on each date into the Trust account to extend the life of the Company from January 15, 2024 to April 15, 2024. On April 10, 2024 and May 10, 2024, the Sponsor deposited $130,370 on each date into the Trust account to extend the life of the Company from April 15, 2024 to June 15, 2024, refer to Note 9.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business

Combination. We generate non-operating income in the form of interest dividends on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses.

For the three months ended March 31, 2024, we had a net loss of $10,633, which consisted of interest from investments held in our Trust Account of $628,074, offset by $475,812 in operating costs and franchise taxes and provision for income taxes of $162,895.

For the three months ended March 31, 2023, we had a net income of $1,574,791, which consisted of interest from marketable securities held in our Trust Account of $3,075,729, offset by operating costs and franchise taxes of $895,810. and provision for income taxes of $605,128.

Liquidity and Going Concern

As of March 31, 2024, the Company had $148,736 in its restricted cash account and $47,868,795 in investments held in trust. Restricted cash is held exclusively for payment of current tax liabilities. As of March 31, 2024, $3,369,206 of the amount on deposit in the Trust Account represents interest income.

Our liquidity needs up to March 31,2024 had been satisfied through a payment from our sponsor of $25,000 for the Founder Shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of $1,500,000, working capital advances from the Sponsor and the net proceeds from the consummation of the Initial Public Offering held outside of the trust account. As of March 31,2024, the Company had $1,500,000 outstanding under a Convertible Promissory Note and $418,441 outstanding as advances from sponsor.

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

The Company is less than 7 months from its mandatory liquidation as of the time of filing of Annual Report on Form 10-K. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” Management has determined that the liquidity condition due to insufficient working capital, described above, and mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date the financial statements contained in Annual Report on Form 10-K are issued.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31,2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2024 and December 31, 2023, 4,345,663 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

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

Net Income or Loss Per Common Stock

We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 29,648,250 potential common stocks for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three months ended March 31,2024 and 2023 because the warrants are contingently exercisable, and the contingencies have not yet been met and its inclusion would be anti-dilutive. As a result, diluted net income or loss per common stock is the same as basic net income or loss per common stock for the periods.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows. We have not adopted this guidance as of March 31,2024.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31,2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Previously, during the year ended December 31, 2023, we identified material weaknesses in our internal control over financial reporting relating to our inadequate control for the withdrawal of funds from the Trust Account and inadequate control for the accounting for class a common stock subject to possible redemption as of December 31, 2023.

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

Any redemption or other repurchase that occurs after December 31, 2023, in connection with a business combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in the Company’s ability to complete a business combination. Finally, based on recently issued interim guidance from the Internal Revenue Service and Treasury, subject to certain exceptions, the excise tax should not apply in the event of our liquidation.

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

BurTech Acquisition Corp.

Date: June 5, 2024	By:	/s/ Shahal Khan
Shahal Khan
Chief Executive Officer (Principal Executive Officer)

Date: June 5, 2024	By:	/s/ Roman Livson
Roman Livson
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)