Form 10-Q
period 2024-09-30
BurTech Acquisition Corp.
filed 2024-11-08
CIK 1871638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, there were 15,162,658 shares of Class A common stock, par value $0.0001 per share issued and outstanding and 5 shares of Class B Shares of common stock, par value $0.0001 per share issued and outstanding.

BURTECH ACQUISITION CORP.

i

PART 1 - FINANCIAL INFORMATION

BURTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets:
Current assets:
Cash	$—	$—
Restricted Cash	66,621	843,313
Due from sponsor	69,441	318,888
Trust Account - Restricted for Redeeming Shareholders	—	24,539,002
Prepaid expenses and other Assets	56,750	—
Total current assets	192,812	25,701,203
Investments held in Trust Account	49,915,251	46,893,175
Total Assets	$50,108,063	$72,594,378

Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued expenses	$3,119,430	$2,123,846
Franchise tax payable	150,000	35,800
Due to Trust Account	69,441	318,888
Redeemed stock payable to public stockholders	—	24,539,002
Convertible promissory note - related party	1,500,000	810,345
Advances from sponsor	2,164,291	—
Income tax payable	406,071	1,027,644
Derivative Liability - Backstop Subscription Agreement	446,776	—
Excise Tax Payable	2,523,150	2,523,150
Total current liabilities	10,379,159	31,378,675
Deferred underwriting commissions	10,062,500	10,062,500
Total Liabilities	20,441,659	41,441,175

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 4,345,663 shares at redemption value of approximately $11.4 and $10.81 as of September 30, 2024 and December 31, 2023, respectively	49,495,242	46,991,932
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 10,816,995 shares issued and outstanding (excluding 4,345,663 shares subject to possible redemption) as of September 30, 2024 and 10,816,995 shares issued and outstanding (excluding 4,345,663 shares subject to possible redemption and 2,285,040 shares to be redeemed) as of December 31, 2023, respectively.	1,082	1,082
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	—	—
Accumulated deficit	(19,829,920)	(15,839,811)
Total Stockholders’ Deficit	(19,828,838)	(15,838,729)
Total Liabilities and Stockholders’ Deficit	$50,108,063	$72,594,378

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BURTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating costs	$1,252,114	$677,703	$2,370,006	$1,885,697
Franchise Tax Expense	50,000	50,000	156,259	294,271
Loss from operations	(1,302,114)	(727,703)	(2,526,265)	(2,179,968)

Other income:
Interest income earned on Trust	638,323	910,391	1,892,313	4,809,802
Change in fair value of derivative liability – Backstop Subscription Agreement	(89,929)	—	(446,776)	—
Total other income, net	548,394	910,391	1,445,537	4,809,802

(Loss) income before provision for income taxes	(753,720)	182,688	(1,080,728)	2,629,834
Provision for income taxes	(122,233)	(179,326)	(406,071)	(952,909)
Net (loss) income	$(875,953)	$3,362	$(1,486,799)	$1,676,925

Weighted average shares outstanding of Class A common stock subject to redemption, basic and diluted	4,345,663	6,630,703	4,345,663	12,059,248
Basic and diluted net (loss) income per common stock, Class A subject to redemption	$(0.06)	$0.00	$(0.10)	$0.07
Weighted average shares outstanding of non-redeemable Class A and Class B common stock, basic and diluted	10,817,000	1,329,500	10,817,000	1,329,500
Basic and diluted net (loss) income per common stock, non-redeemable Class A and Class B common stock, basic and diluted	$(0.06)	$0.00	$(0.10)	$0.07
Weighted average shares outstanding of Class B common stock, basic and diluted	—	9,487,500	—	9,487,500
Basic and diluted net income per Class B common stock	$—	$0.00	$—	$0.07

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BURTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	10,816,995	$1,082	5	$—	$—	$(15,839,811)	$(15,838,729)
Accretion for common stock subject to redemption amount	—	—	—	—	—	(800,030)	(800,030)
Net loss	—	—	—	—	—	(10,633)	(10,633)
Balance as of March 31, 2024	10,816,995	$1,082	5	$—	$—	$(16,650,474)	$(16,649,392)
Accretion for common stock subject to redemption amount	—	—	—	—	—	(846,082)	(846,082)
Net loss	—	—	—	—	—	(600,213)	(600,213)
Balance as of June 30, 2024	10,816,995	$1,082	5	$—	$—	$(18,096,769)	$(18,095,687)
Accretion for common stock subject to redemption amount	—	—	—	—	—	(857,198)	(857,198)
Net loss	—	—	—	—	—	(875,953)	(875,953)
Balance as of September 30, 2024	10,816,995	$1,082	5	$—	$—	$(19,829,920)	$(19,828,838)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	1,329,500	$133	9,487,500	$949	$—	$(10,145,752)	$(10,144,670)
Stockholder Non-Redemption Agreement	—	—	—	—	—	8,758,683	8,758,683
Stockholder Non-Redemption Agreement	—	—	—	—	—	(8,758,683)	(8,758,683)
Excise tax liability arising from redemption of Class A shares	—	—	—	—	—	(2,277,760)	(2,277,760)
Accretion for common stock subject to redemption amount	—	—	—	—	—	(2,276,329)	(2,276,329)
Net income	—	—	—	—	—	1,574,791	1,574,791
Balance as of March 31, 2023	1,329,500	$133	9,487,500	$949	$—	$(13,125,050)	$(13,123,968)
Accretion for common stock subject to redemption amount	—	—	—	—	—	(605,227)	(605,227)
Net income	—	—	—	—	—	98,772	98,772
Balance as of June 30, 2023	1,329,500	$133	9,487,500	$949	$—	$(13,631,505)	$(13,630,423)
Accretion for common stock subject to redemption amount	—	—	—	—	—	(681,066)	(681,066)
Net income	—	—	—	—	—	3,362	3,362
Balance as of September 30, 2023	1,329,500	$133	9,487,500	$949	$—	$(14,309,209)	$(14,308,127)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BURTECH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(1,486,799)	$1,676,925
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(1,892,313)	(4,809,802)
Change in fair value of derivative liability – Backstop Subscription Agreement	446,776	—
Changes in current assets and liabilities:
Other Assets	(56,750)	129,867
Accrued expenses	—	612,500
Franchise tax payable	150,000	67,600
Income tax payable	338,213	161,151
Net cash used in operating activities	(2,500,873)	(2,161,759)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	43,564	2,039,910
Principal deposits into Trust Account for Extension	(1,173,329)	—
Cash withdrawn from Trust Account in connection with redemptions	24,539,002	227,776,035
Net cash provided by investing activities	23,409,237	229,815,945

Cash flows from financing activities:
Proceeds from Advances from sponsor	2,164,291	—
Proceeds from convertible promissory note - related party	689,655	99,975
Redemption of Common Stock	(24,539,002)	(227,776,035)
Net cash used in financing activities	(21,685,056)	(227,676,060)

Net change in cash and restricted cash	(776,692)	(21,874)
Cash and restricted cash, beginning of the period	843,313	22,232
Cash and restricted cash, end of the period	$66,621	$358

Supplemental disclosure of cash flow information:
Cash Paid for Income Taxes	$1,027,644	$—

Supplemental disclosure of non-cash investing and financing activities:
Excise tax liability arising from redemption of Class A shares	$—	$2,277,760
Accretion of Class A common stock subject to possible redemption	$2,503,310	$3,562,622

Reconciliation of Cash and Restricted Cash:
Cash – Beginning of period	$—	$22,232
Restricted Cash – Beginning of period	$843,313	$—

Cash and Restricted Cash – Beginning of period	$843,313	$22,232
Cash – End of period	$—	$358
Restricted Cash – End of Period	$66,621	$—
Cash and Restricted Cash – End of period	$66,621	$358

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

The Company has one wholly owned inactive subsidiary, Burtech Merger Sub Inc. (the “Merger Sub”), a Delaware corporation, formed on December 6, 2023.

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from March 2, 2021 (inception) through September 30,2024 relates to the Company’s formation and the Initial Public Offering (the “IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On April 10, 2024, May 10, 2024, June 12, 2024, July 12, 2024, August 14, 2024, September 21, 2024 and October 15, 2024 the Sponsor deposited $130,370 on each date into the Trust account to extend the life of the Company from April 15, 2024 to November 15, 2024.

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

On June 3, 2024, the Company received a notification letter from the Listing Qualifications Department of Nasdaq indicating that, as a result of the Company’s delay in filing its Quarterly Report on Form 10-Q for the period ended September 30, 2024 with SEC, the Company was not in compliance with the requirements for continued listing under Nasdaq Listing Rule 5250(c)(1).

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

On July 18, 2024, the Company and Blaize filed the registration statement Form S - 4 Related to Proposed Business Combination detailed above.

Liquidity and Going Concern

As of September 30, 2024, the Company had $66,621 in its restricted cash account and $49,915,251 in investments held in trust. Restricted cash is held exclusively for payment of current tax liabilities. As of September 30, 2024, $4,633,444 of the amount on deposit in the Trust Account represents interest income.

Our liquidity needs up to September 30, 2024 had been satisfied through a payment from our sponsor of $25,000 for the Founder Shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of $1,500,000, working capital advances from the Sponsor and the net proceeds from the consummation of the Initial Public Offering held outside of the trust account. As of September 30, 2024, the Company had $1,500,000 outstanding under a Convertible Promissory Note and $2,164,291 outstanding as advances from sponsor.

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

Restricted cash, due from sponsor and trust payable

In accordance with the Trust agreement, the Company is permitted to withdraw funds from the trust account to pay its tax obligations, including income and franchise taxes. During the nine months ended September 30, 2024, the Company withdrew $43,564 from the trust account for the purposes of settling its current tax liabilities. During the year ended December 31, 2023 the Company identified that $318,888 was erroneously withdrawn from the trust account and used for operating expenses. The sponsor has committed to reimburse the Company for this amount, ensuring that the trust account will be made whole. The amounts due from the sponsor and related payable to the trust account at September 30, 2024 and December 31, 2023 amounted to $69,441 and $318,888, respectively. As of September 30, 2024 and December 31, 2023, the balance in restricted cash in the amount of $66,621 and $843,313, respectively, on the accompanying condensed consolidated balance sheets, represents amounts withheld from the trust account available exclusively for payment of current tax liabilities.

Note 2-Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2023.

Revision to Prior Financial Statements

On December 11, 2023, the Company converted 9,487,495 Class B Shares to Class A Shares. In prior financial statements it was reflected that 9,487,500 were transferred from Class B shares to Class A shares. This revision only impacts the condensed consolidated statements of equity whereas 5 shares are shown as Class B Shares and Class A shares are shown as 9,487,495. There are no other impacts to the Company’s financials.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2024 and December 31, 2023, the Company had no cash and no cash equivalents. At September 30, 2024 and December 31, 2023, the Company also had $66,621 and $843,313 of restricted cash, respectively, related to funds withdrawn from the Trust Account reserved to the payment of taxes.

Investments Held in Trust Account

At September 30, 2024 and December 31, 2023, the Company had $49,915,251 and $71,432,177 (as of December 31, 2023, $24,539,002 of this amount was restricted for redeeming shareholders, which were redeemed in December 2023 and subsequently distributed in January 2024.) respectively, in investments held in the Trust Account, which primarily consist of investments in mutual funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2024 and December 31, 2023, 4,345,663 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it.

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

The Company recognizes accrued interest and penalties related to income taxes and unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of September 30, 2024 and December 31, 2023. During the three and nine months ended September 30, 2024, the Company’s provision for income taxes included $41,498 for interest and penalties. The $41,498 is included in income taxes payable on the Company’s condensed balance sheets as of September 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company’s effective tax rate was (16.22)% and 98.16% for the three months ended September 30, 2024 and 2023, respectively, and (37.57)% and 36.23% for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% due to the valuation allowance on the deferred tax assets and the deductibility of penalties on tax obligations and merger and acquisition costs.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2024.

Net (Loss) Income Per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 29,648,250 potential common stocks for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 because the warrants are contingently exercisable, and the contingencies have not yet been met and its inclusion would be anti- dilutive. As a result, diluted net income or loss per common stock is the same as basic net income or loss per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income or loss per share for each class of common stock:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2024			September 30, 2023
	Class A	Class A and B	Class B	Class A		Class B
	Redeemable	Non-redeemable	Non-redeemable	Redeemable	Non-redeemable	Non-redeemable
	common stock	common stock	common stock	Common stock	common stock	common stock
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(251,051)	$(624,902)	$—	$1,278	$256	$1,828

Denominator:
Weighted-average shares outstanding including common stock subject to redemption	4,345,663	10,817,000	—	6,630,703	1,329,500	9,487,500
Basic and diluted net (loss) income per share	$(0.06)	$(0.06)	$—	$0.00	$0.00	$0.00

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2024			September 30, 2023
	Class A	Class A and B	Class B	Class A		Class B
	Redeemable	Non-redeemable	Non-redeemable	Redeemable	Non-redeemable	Non-redeemable
	common stock	common stock	common stock	Common stock	common stock	common stock
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(426,121)	$(1,060,678)	$—	$883,994	$97,458	695,474

Denominator:
Weighted-average shares outstanding including common stock subject to redemption	4,345,663	10,817,000	—	12,059,248	1,329,500	9,487,500
Basic and diluted net (loss) income per share	$(0.10)	$(0.10)	$—	$0.07	$0.07	$0.07

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At September 30, 2024 and December 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2024 and December 31, 2023, the common stock subject to redemption reflected on the balance sheet are reconciled in the following table:

Class A common stock subject to possible redemption, January 1, 2023	294,796,918
Less:
Redemptions	(252,315,037)
Plus:
Accretion of carrying value to redemption value	4,510,051
Class A common stock subject to possible redemption, December 31, 2023	46,991,932
Plus:
Accretion of carrying value to redemption value	800,030
Class A common stock subject to possible redemption, March 31, 2024	47,791,962
Plus:
Accretion of carrying value to redemption value	846,082
Class A common stock subject to possible redemption, June 30, 2024	48,638,044
Plus:
Accretion of carrying value to redemption value	857,198
Class A common stock subject to possible redemption, September 30, 2024	49,495,242

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any founder shares (the “Lock-up”).

Administrative Support Agreement

Commencing on the effective date of the IPO, the Company will pay an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2024, the Company incurred $30,000 and $90,000 for the administrative service fees, respectively, of which $90,000 are recorded as accrued expenses in the balance sheets. For the three and nine months ended September 30, 2023, the Company incurred and paid $30,000 and $90,000 for the administrative service fees.

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

On February 1, 2023, the Company issued an unsecured convertible promissory note to the Sponsor, pursuant to which the Company borrowed $1,500,000 from the Sponsor for general corporate purposes. Such loan may, at the Sponsor’s discretion, be converted into Units of the Company (as defined above), the conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such Payee by (y) $10.00. The terms of the Working Capital Shares will be identical to those of the Private Units that were issued to the Sponsor in connection with the Initial Public Offering. The Working Capital Loan will not bear any interest and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of a Business Combination involving the Company and one or more businesses. The maturity date of the Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Working Capital Loan). As of September 30, 2024 and December 31, 2023, $1,500,000 and $810,345 in working capital loans were outstanding, respectively.

Advances from Sponsor

As of September 30, 2024, the Sponsor provided working capital and extension deposits on behalf of the Company. These amounts are reflected on the condensed consolidated balance sheets as advances from Sponsor. The advances are non-interest bearing and are payable on demand. At September 30, 2024, the Company had advances owed to the Sponsor in the amount of $2,164,291. At December 31, 2023, the Company had no such advances owed to the Sponsor.

During the three months ended September 30, 2024, the Company received $844,000 from its Sponsor for payment of operating expenses and ongoing business operations. Additionally, during the three months ended September 30, 2024, the Sponsor paid $260,740 to the trust for extension payments.

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company evaluated the current status and probability of completing a Business Combination as of September 30, 2024 and concluded that it is probable that a contingent liability should be recorded. As of September 30, 2024, the Company recorded $2,523,150 of excise tax liability calculated as 1% of shares redeemed on March 10, 2023 and December 15, 2023.

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Advisory Agreement

On September 9, 2024, Jefferies LLC (“Jefferies”) was formally engaged by BurTech on September 9, 2024 to serve as its exclusive strategic advisor in connection with a possible transaction involving Blaize (i.e., the Business Combination). Under the terms of such engagement, upon the closing of the Business Combination, Jefferies will receive a fee of $4,500,000 in return for such advisory services (the “Jefferies Fee”); provided, however, that up to $1,000,000 of the Jefferies Fee may be deferred by BurTech for a period of up to 12 months subsequent to the closing of the Business Combination (the “Deferred transaction Fee”). Jefferies is also entitled to reimbursement of out-of-pocket fees and expenses incurred by Jefferies in connection with the provision of such advisory services (the “Jefferies Expenses”). The Jefferies Fee and the Jefferies Expenses will be paid in cash. Further, Jefferies has been granted a right of first refusal (“ROFR”), exercisable during the term of the engagement and for a period of 12 months thereafter, with respect to (a) any equity, equity-linked, debt or mezzanine financing or other investment in BurTech (if the ROFR is exercised, Jefferies is permitted to act as one of the lead bookrunning managers, one of the lead global coordinators, one of the lead placement agents and/or one of the joint lead arrangers, as applicable) or (b) any tender or exchange offer for, or consent solicitation with respect to, debt (including, without limitation, convertible debt) securities (if the ROFR is exercised, Jefferies is permitted to act as a nonexclusive solicitation agent for such tender or exchange offer and/or consent solicitation), with compensation in each case payable to Jefferies in an amount that is customary for a transaction of that type, with up to 25% of that compensation able to be offset against the Deferred Transaction Fee if the relevant ROFR transaction closes prior to the expiry of the aforementioned 12-month period.

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. On December 11, 2023, the Company issued an aggregate of 9,487,495 Class A Shares to the holders of the Company’s shares of Class B Shares upon the exchange of an equal number of Class B Shares (“the Exchange”). On September 30, 2024 and December 31, 2023, there were 10,816,995 shares issued and outstanding (excluding 2,285,040 shares to be redeemed as of December 31, 2023 and excluding 4,345,663 shares subject to possible redemption) as of September 30, 2024 and December 31, 2023.

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. On September 24, 2021, the Company issued 862,500 shares of Class B common stock in connection with a 1.1 stock split. Due to the Exchange, on December 11, 2023, the Company converted 9,487,495 Class B Shares to Class A Shares. As of September 30, 2024 and December 31, 2023, there were 5 shares of Class B common stock issued and outstanding.

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

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	September 30, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market Funds held in Trust Account	$49,915,251	$49,915,251	$—	$—
Liabilities:
Derivative Liability - Backstop Subscription Agreement	$446,776	$—	$—	$446,776

		Quoted Prices In	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market Funds held in Trust Account	$71,432,177	$71,432,177	$—	$—
	$71,432,177	$71,432,177	$—	$—

The Backstop Subscription Agreement is valued using Probability Weighted Expected Return Model (“PWERM”). The PWERM is a multistep process in which value is estimated based on the probability-weighted present value of various future outcomes. The estimated fair value of the Backstop Subscription Agreement liability is determined using Level 3 inputs. Inherent in the pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Backstop Subscription Agreement. The expected life of the Backstop Subscription Agreement is assumed to be equivalent to its remaining contractual term. The initial fair value of the Backstop Subscription Agreement as of April 22, 2024, was $361,124. The fair value of the Backstop Subscription Agreement as of September 30, 2024 was $446,776, which resulted in a change in fair value of the Backstop Subscription Agreement of $89,929 for the three months and nine months ended September 30, 2024.

BURTECH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The key inputs of the models used to value the Company’s Backstop Subscription Agreement were as follows:

	Initial Measurement date of
Inputs	April 22, 2024	September 30, 2024
Stock Price	$11.05	$11.28
Risk-Free Rate	5.39%	4.83%
Weighted Terms	0.48	0.17
Market Implied Likelihood of Initial Business Combination	10.35%	12.1%

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis for the three and nine months ended September 30, 2024:

Subscription Purchase
Agreement
Fair Value as of January 1, 2024	$—
Initial Measurement on April 22, 2024	361,124
Change in Fair Value	(4,277)
Fair Value as of June 30, 2024	356,847
Change in Fair Value	89,929
Fair Value as of September 30, 2024	$446,776

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

On October 15, 2024, the Sponsor deposited $130,370 into the Trust account to extend the life of the Company from October 15, 2024 to November 15, 2024.

On October 10, 2024 and October 30, 2024 the Company was advanced an additional $10,000 and $80,000, respectively on each date, from its Sponsor for payment of operating expenses and ongoing business operations.

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

Pursuant to the Second Trust Amendment, the Company has the right to extend the time to complete a business combination twelve (12) times, each such extension for an additional one (1) month period (each an “Extension”), until December 15, 2024, by depositing into the Trust Account the lesser of $0.03 per unredeemed share of Class A common stock or $150,000 (the “Extension Payment”) for each one-month Extension. On January 16, 2024, February 9, 2024, and March 12, 2024, the Sponsor deposited $130,370 on each date into the Trust account to extend the life of the Company from January 15, 2024 to April 15, 2024. On April 10, 2024, May 10, 2024 and June 12, 2024 the Sponsor deposited $130,370 on each date into the Trust account to extend the life of the Company from April 15, 2024 to July 15, 2024. July 12, 2024, August 14, 2024, September 21, 2024 and October 15, 2024 the Sponsor deposited $130,370 on each date into the Trust account to extend the life of the Company from April 15, 2024 to November 15, 2024.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest dividends on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses.

For the three months ended September 30, 2024, we had a net loss of $875,953, which consisted of $1,302,114 in operating costs and franchise taxes, change in fair value of backstop agreement of $89,929 and provision for income taxes of $122,233, offset by interest from investments held in our Trust Account of $638,323.

For the nine months ended September 30, 2024, we had a net loss of $1,486,799, which consisted of $2,526,265 in operating costs and franchise taxes, change in fair value of backstop agreement of $446,776 and provision for income taxes of $406,071, offset by interest from investments held in our Trust Account of $1,892,313.

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

Liquidity and Going Concern

As of September 30, 2024, the Company had $66,621 in its restricted cash account and $49,915,251 in investments held in trust. Restricted cash is held exclusively for payment of current tax liabilities. As of September 30, 2024, $4,633,444 of the amount on deposit in the Trust Account represents interest income.

Our liquidity needs up to September 30, 2024 had been satisfied through a payment from our sponsor of $25,000 for the Founder Shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of $1,500,000, working capital advances from the Sponsor and the net proceeds from the consummation of the Initial Public Offering held outside of the trust account. As of September 30, 2024, the Company had $1,500,000 outstanding under a Convertible Promissory Note and $2,164,291 outstanding as advances from sponsor.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2024 and December 31, 2023, 4,345,663 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

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

Net (Loss) Income Per Common Stock

We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 29,648,250 potential common stocks for outstanding warrants to purchase our shares were excluded from diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 because the warrants are contingently exercisable, and the contingencies have not yet been met and its inclusion would be anti-dilutive. As a result, diluted net income or loss per common stock is the same as basic net income or loss per common stock for the periods.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Previously, during the year ended December 31, 2023, we identified material weaknesses in our internal control over financial reporting relating to our inadequate control for the withdrawal of funds from the Trust Account and inadequate control for the accounting for class a common stock subject to possible redemption as of December 31, 2023.

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

Nasdaq Rule 5815 was amended effective October 7, 2024 to provide for the immediate suspension and delisting for failure to meet the 36-month requirement in Nasdaq Rule IM 5101-2(b) to complete a business combination, and our securities will face an immediate suspension and delisting action once we receive a delisting determination letter from Nasdaq after the 36-month window ends on December 10, 2024

Nasdaq Listing Rule IM-5101-2(b) (the “Rule”), requires that we complete a business combination no later than 36 months after our IPO, and Nasdaq Rule 5815 was amended effective October 7, 2024 to provide for the immediate suspension and delisting for failure to meet the 36-month requirement to complete a business combination in the Rule, and our securities will face an immediate suspension and delisting action once we receive a delisting determination letter from Nasdaq after the 36-month window ends on December 10, 2024. Therefore, if we do not complete our business combination by December 10, 2024, which we will not be able to do, our securities will be suspended and delisted from Nasdaq. In addition, while we may appeal the suspension and delisting, a Nasdaq hearings panel will have no discretion in allowing us to remain listed and may only reverse the Nasdaq’s staff’s determination if it finds it made a factual error applying the Rule, which there will not be assuming that we receive a delisting letter on or after December 10, 2024.

If we extend the time to complete a business combination after December 10, 2024, which is beyond the time-frame permitted by the Rule, we will not be listed at the time we close a business combination. If we are not able to meet Nasdaq initial listing requirement in connection with the closing of the Business Combination, Blaize may elect to terminate the Business Combination Agreement and not proceed with the business combination.

Once our securities are delisted, our securities would likely trade on the Over the Counter market, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions. If this were to occur, we would face significant material adverse consequences, including.

●	a determination that our Public Shares are a “penny stock,” which will require brokers trading in the Public Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for its securities;
●	limited availability of market quotations for the Company’s securities;
●	reduced liquidity for the Company’s securities;
●	a decreased ability to issue additional securities or obtain additional financing in the future.

Because we would no longer be listed on Nasdaq, our securities would no longer be considered to be “covered securities” under the National Securities Markets Improvement Act of 1996, and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination, which may make more difficult and costly to complete a business combination. In addition, our securityholders could be prohibited from trading in our securities absent our registration in the state where such securityholder lives. To date we have not registered our securities in any State, and do not currently plan to do so. This may make it difficult or impossible for our securityholders to trade in our securities.

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

BurTech Acquisition Corp.

Date: November 8, 2024	By:	/s/ Shahal Khan
Shahal Khan
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2024	By:	/s/ Roman Livson
Roman Livson
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)