Form 10-K
period 2024-12-31
Blaize Holdings, Inc.
filed 2025-04-15
CIK 1871638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-41139

Blaize Holdings, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	86-2708752
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4659 Golden Foothill Parkway, Suite 206 El Dorado Hills, CA	95762
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (916) 347-0050

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
Common stock, par value $0.0001 per share	BZAI	The Nasdaq Stock Market
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	BZAIW	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates was approximately $52.9 million.

As of March 31, 2025, the registrant had 101,683,916 shares of common stock, $0.0001 par value per share, outstanding.

EXPLANATORY NOTE

Prior to January 13, 2025, BurTech Acquisition Corporation (“BurTech”) was a special purpose acquisition company formed for the purpose of effecting a merger, stock purchase, reorganization, or similar acquisition or business combination with one or more businesses. On January 13, 2025, subsequent to the end of fiscal year ended December 31, 2024, the fiscal year to which this Annual Report on Form 10-K (“Annual Report”) relates, BurTech completed the previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated as of December 22, 2023 (as amended on April 22, 2024, October 24, 2024, and November 21, 2024, the “Merger Agreement”), by and among BurTech, BurTech Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of BurTech (“Merger Sub”), Blaize, Inc., a Delaware corporation (“Legacy Blaize”) and for the limited purposes set forth therein, Burkhan Capital LLC, a Delaware limited liability company (“Burkhan”). As contemplated by the Merger Agreement, on January 13, 2025, Merger Sub merged with and into Legacy Blaize, with Legacy Blaize being the surviving company and a wholly owned subsidiary of BurTech (the "Merger", together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). In connection with the closing of the Business Combination (the “Closing”), we changed our name from “BurTech Acquisition Corporation” to “Blaize Holdings, Inc.”

As of the open of trading on January 14, 2025, our common stock and public warrants began trading on The Nasdaq Stock Market LLC (“Nasdaq”) as “BZAI” and “BZAIW,” respectively.

Substantially concurrently with the filing of this Annual Report, we will be filing an Amendment to our Current Report on Form 8-K originally filed on January 17, 2025, which will include the audited financial statements of Legacy Blaize for the year ended December 31, 2024, as well as related Management’s Discussion and Analysis of Financial Condition and Results of Operations and unaudited pro forma condensed combined financial information of BurTech and Legacy Blaize as of and for the year ended December 31, 2024. Interested parties should refer to our Current Reports on Forms 8-K and 8-K/A for more information.

Unless otherwise noted or the context otherwise requires, references to: (i) the “Company,” “Blaize,” “we,” “us,” “our,” refer to Blaize Holdings, Inc. and its subsidiaries, following the Business Combination; (ii) “BurTech” refers to BurTech Acquisition Corporation, prior to the close of the Business Combination; (iii) “Legacy Blaize” refers to Blaize, Inc., prior to the close of the Business Combination; and (iv) the “Sponsor” refers to BurTech LC LLC.

Unless otherwise indicated, the historical financial information in this Annual Report, including the information in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“Item 7.”), “Item 8. Financial Statements and Supplementary Data” (“Item 8.”), and “Item 9A. Controls and Procedures,” does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) of Blaize contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future events or future performance and include, without limitation, statements concerning our business strategy, future revenues, market growth, capital requirements, product introductions, expansion plans and the adequacy of our funding. Other statements contained in this Annual Report that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continue,” “might,” “possible,” “potential,” “predict,” “project,” “goal,” “would,” “commit” and other stylistic variants denoting forward-looking statements.

We caution investors that any forward-looking statements presented in this Annual Report, or that we may make orally or in writing from time to time, are based on information currently available, as well as our beliefs and assumptions. The actual outcome related to forward-looking statements will be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements, which are based only on known results and trends at the time they are made, to anticipate future results or trends.

The forward-looking statements contained in this Annual Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: Many factors could cause actual future events to differ materially from the forward-looking statements in this document, including but not limited to: changes in domestic and foreign business, market, financial, political and legal conditions; the expected benefits of the Business Combination are not obtained; the ability to meet stock exchange listing standards following the consummation of the Business Combination; the risk that the Business Combination disrupts current plans and operations of Blaize as a result of the consummation of the Business Combination; failure to realize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability of the combined company to grow and manage growth profitably, maintain relationships with customers and suppliers and retain its management and key employees; costs related to the Business Combination; changes in applicable law or regulations; the outcome of any legal proceedings that may be instituted against Blaize; the effects of competition on Blaize’s future business; the ability of the combined company to issue equity or equity-linked securities or obtain debt financing; the enforceability of Blaize’s intellectual property rights, including its copyrights, patents, trademarks and trade secrets, and the potential infringement on the intellectual property rights of others; risks related to human capital; risks related to cybersecurity and data privacy; the outcome of any government and regulatory proceedings and investigations and inquiries; and those factors in the other documents filed by Blaize from time to time with the U.S. Securities and Exchange Commission (“SEC”). The discussion in this Annual Report should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8. of this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

This Annual Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Annual Report, except as may be required by law.

PART I

Item 1. Business.

Our Company

We are a provider of purpose-built, transformative artificial intelligence (“AI”)-enabled edge computing solutions that unite software and silicon to optimize AI from the edge of our customers' networks (the “edge”) to their data centers (the “core”). We provide a full-stack programmable processor architecture suite and low-code/no-code software platform that enables AI processing solutions for high-performance computing at the edge and the core. Our solutions deliver real-time insights and decision-making capabilities at low power consumption, high efficiency, minimal size and low cost. Our mission is to enable enterprises to harness the power of AI at the edge, delivering real-time insights and decision-making capabilities with compelling speed and efficiency. With our innovative hardware and software solutions, we believe we are at the forefront of transforming industries and unlocking new possibilities in an increasingly connected and data-driven world.

We provide AI accelerated computing solutions, optimized for vision analytics applications at the edge. This is particularly relevant in the mobility and automotive sectors, where we provide solutions for Level 2 (“L2”) and Level 2+ (“L2+”) applications and collaborate with Original Equipment Manufacturer (“OEMs”) to develop advanced Level 4+ (“L4+”) capabilities, as per the Society of Automotive Engineers’ “Levels of Driving Automation.” Our fully automotive-grade compliant chip roadmap supports our customers' continued evolution and reinforces our commitment to advancing AI-powered autonomy.

With over a decade of investment in research and development, we have developed groundbreaking technologies that enable applications, such as computer vision and machine learning, to deploy and run faster and more efficiently. Our engineering team has developed a proprietary parallel computing architecture that serves as the foundation for our products, enabling high-performance AI inference with industry-leading efficiency, delivering significant value to our customers.

We are actively developing our next-generation chip, which will introduce enhanced features and capabilities while leveraging the latest advancements in semiconductor processing. Additionally, we plan to offer an intermediate hardware solution for mobility and L2 automotive customers ahead of the launch of our full automotive-grade AI processor.

With a strong focus on innovation, performance, and strategic partnerships, we believe we are well positioned to enable organizations to process and analyze their data in real time from core to edge, unlocking new business opportunities and gaining a competitive advantage in the evolving AI landscape. Our integrated approach to AI accelerated computing ensures that enterprises can harness the full potential of AI.

The Merger

On January 13, 2025, subsequent to the end of fiscal year ended December 31, 2024, the fiscal year to which this Annual Report relates, BurTech completed the previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated as of December 22, 2023 (as amended on April 22, 2024, October 24, 2024, and November 21, 2024, the “Merger Agreement”), by and among BurTech, BurTech Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of BurTech (“Merger Sub”), Blaize, Inc., a Delaware corporation (“Legacy Blaize”) and for the limited purposes set forth therein, Burkhan Capital LLC, a Delaware limited liability company (“Burkhan”). As contemplated by the Merger Agreement, on January 13, 2025, Merger Sub merged with and into Legacy Blaize, with Legacy Blaize being the surviving company and a wholly owned subsidiary of BurTech (the "Merger", together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). We changed our name from “BurTech Acquisition Corporation” to “Blaize Holdings, Inc.,” in connection with the closing of the Business Combination. The Merger was accounted for as a reverse merger and recapitalization and BurTech was considered the acquired company for financial statement reporting purposes.

Our Markets

Historically, most processing solutions designed for the edge (“edge applications”) were built around cloud and data center-centric infrastructure. In such solutions, data is collected at the edge and is sent back to a centralized location where the real AI processing happens. This approach is power-demanding, adds latency, causes significant data traffic, makes real-time processing difficult, and is less secure. Prompted by the proliferation of data at the edge, industry participants have been looking for ways to enable the power of AI processing where the data is, allowing for effective, real-time decision-making at the edge with greater thermal efficiency, less latency, less power consumption, less costs (including communication costs), ability to keep data local and avoid the burden of cloud and centralized infrastructure.

In recent years we have witnessed AI moving from exploration and innovation to deployment phase across most industries. Business leaders and organizations have started to understand the value, benefits and the return on investment of AI, leading to a significant growth in adoption of AI and demand for AI accelerator technologies.

We are already engaged in various industries with great potential for the widespread adoption of AI such as automotive, defense, enterprise and more. The adoption of AI in these industries is growing at a healthy rate and is poised to continue to do so in the long term, supported by strong fundamentals such as the adoption of autonomous solutions and generative AI, decentralization of data and AI for data privacy and data ownership and the drive for sustainability. We are well positioned to immediately access the burgeoning AI accelerator market today with our software and solutions, in addition to our rich roadmap, which we believe will allow us to continue to increase our Serviceable Addressable Market (“SAM”).

We expect the AI landscape to continue evolving at a rapid pace. Key trends that will impact the future of our industries include adoption of generative AI, large language models (“LLMs”), small language models (“SLMs”), vision transformers and multi-modality. The industry will continue to seek alternatives to incumbent architectures such as the graphic processing unit (“GPU”) and the central processing unit (“CPU”), prioritizing performance, total cost of ownership and ease of use. These characteristics are just as relevant and necessary for data center inference applications as they are for edge AI vision analytics. As the Blaize chip roadmap is enhanced, the inherent advantages of the Graph Streaming Processor (“GSP”) architecture and ease of programmability enable Blaize to remain relevant to market and customer evolution.

The AI market is subject to rapid technological changes, evolving industry standards, customer needs and preferences and developing regulations in the United States of America (“U.S.”) and abroad, which have focused on, among other things, safety and efficacy of AI systems, algorithmic discrimination and protection, data privacy and notice and explanation. Further, continued growth in adoption of AI-based technologies will depend, in part, on the reduction of operating and capital costs associated with AI computing, the increase in customer confidence in data protection and privacy related to centralized AI systems, software responsiveness to dynamic data, models and customer needs and transparency in application from data preparation to production.

We believe that we help facilitate such growth in adoption by providing a platform which (i) reduces the total cost of ownership of AI across a wide range of use-cases and verticals, (ii) positions the AI computing functions behind customer firewalls for added data privacy and security, (iii) automatically responds to and remediates accuracy and performance-related software issues in the system and (iv) enables and implements open standards and comprehensive auditing capabilities for customers. Blaize also continuously monitors regulatory developments related to the AI market to remain compliant with the latest requirements.

Our target markets are large, growing and sustained by strong fundamentals. The drivers for this growth are mainly attributed to an adoption drive across industries for autonomous solutions, traditional and generative AI applications, with the trend moving towards decentralization of data, data privacy and ownership, and the global appetite for sustainability.

We target two of the AI market’s highest-impact verticals that require AI accelerated computing at the edge: short cycle industrial and long cycle automotive.

Short Cycle Industrial

Our accelerator cards can be embedded in a variety of host platforms, such as AI boxes, industrial PCs, rugged computer systems, and AI server blades for deployment in racks and data centers. This versatility enables systems based on our products to be deployed across an extensive set of use-cases and market verticals, enabling applications such as computer vision, advanced video analytics and AI inference. Our products and applications can provide optimal solutions to the various needs of enterprise, commercial, industrial and defense customers, while many other current solutions in the market are fragmented, with multiple vendor platforms, leaving customers with the associated cost and complexity of making the pieces work together.

We believe we are uniquely positioned to provide value to the market due to the following:

•
Our programmable hardware and AI Studio software platform enables customers to fully and easily integrate their solutions and deploy to market faster and more efficiently.
•
The ease of use of our products allows customers to quickly deploy, manage, and extract contextual value from their analytics to meet their needs. We enable our customers to easily update their models when new data becomes available, without having to resort to scarce and expensive data science skilled resources.
•
Blaize’s dynamic hardware and software solutions enable proactive maintenance, ongoing optimization and enhanced security in tailored applications, such as in full-field asset tracking and monitoring functions related to security and monitoring.

Long Cycle Automotive

Our GSP provides an efficient way to run standard and customized neural networks in automobiles and other transportation vehicles. We expect to use our GSP-based platforms to replace power-consuming GPU and Field Programmable Gate Arrays chips, improving system efficiency advantage and a single scalable architecture across various use cases. In addition, we provide full programmability for a range of platforms, dynamic workloads, and updates. By combining low latency with low power consumption, our GSP is designed to efficiently process AI workloads at the automotive edge, either as an embedded or accelerator solution.

We consider our technology to be uniquely positioned to win in this market. The automotive value chain is quickly evolving with profits coming from the ability of automotive OEMs and Tier-1 suppliers to offer software upgrades and new features in the field. Our technology can bring considerable advantages in these applications due to the programmability of the hardware, the support for industry standards and the overall advantage in total cost of ownership.

Our technology roadmap is robust and expected to meet the ever-growing complexity and size of models for current and future demands of autonomous driving.

Our Products

Our product portfolio includes highly efficient, programmable AI processors designed for deployment across multiple verticals, including enterprise, industrial, commercial, defense, and automotive markets. Our AI computing platforms power applications such as computer vision, advanced video analytics, and AI inference, all while ensuring compatibility with industry standards for rapid integration into our customers' existing systems and workflows. Additionally, our software tools empower non-expert practitioners to deploy AI models quickly and effectively without the need for extensive coding expertise.

We have created an innovative type of AI computing accelerator, the GSP. This processor has been designed from the ground up for computer vision and machine learning applications. It is fully programmable, making it flexible and adaptable for the foreseeable future. The GSP leverages parallelism at data, instruction, task, chip and system level — streamlining execution processing and enabling low energy consumption, high performance and scalability. These advantages are demonstrated time and time again through the numerous technical evaluations that customers undertake on their own data. As the demands of edge AI inference continue to increase at a rapid pace, and customer data is evolving and changing frequently, our GSP has key advantages in enabling customer confidence.

Our hardware products are compute cards that incorporate our GSP and come in a comprehensive set of commonly used form factors. We work closely with OEM vendors to qualify these cards to add AI compute acceleration to their systems, delivering solutions across a broad spectrum of performance points and deployment verticals, from edge to data center inference. We continue to expand the range and variety of servers and edge AI boxes powered by us that meet the demands of a wide range of customer use cases.

We support industry standard Application Programming Interfaces (“APIs”) and frameworks, enabling customers to execute current models and develop new applications on our hardware. We also provide a comprehensive software suite, Blaize AI Studio (“AI Studio”). This is an intuitive and visual non-code environment intended to simplify the creation and deployment of AI models, with the goal of empowering developers and data scientists to build and optimize AI applications more efficiently. Our AI Studio features a robust set of tools and libraries, and is designed to streamline the development lifecycle, allowing organizations to bring AI-powered solutions to market more quickly.

Collaborating with system integrators, software vendors, and hardware manufacturers, we are continuously expanding our technology ecosystem to ensure seamless integration and interoperability with existing infrastructure and AI frameworks. This approach enables organizations to leverage their existing investments while adopting our innovative AI capabilities.

The current generation of our products are primarily focused on video analytics applications and AI inference at the edge. Our current technology can address the autonomous systems market for drones, robotics and automotives, including AI accelerators for cockpit, in-cabin and infotainment applications.

Our current hardware products place us in a strong position into the rapidly expanding AI accelerator market today. We have worked with many customers in testing and technical evaluations across industries, such as enterprise, defense and automotive. In addition to hardware sales, we believe we are well positioned for growth in our software sales and services through our comprehensive, pre-integrated software stack, vertically integrated solutions, AI Studio development platform, and analytics framework and toolkit.

Product Roadmap

Our product roadmap focuses on creating optimized solutions that can fulfill customer demands for AI applications at the edge. The main target markets include: enterprise, commercial, industrial, and automotive. These markets require low-power systems with highly optimized total cost of ownership, agility and flexibility on development and deployment, and a reliable supply chain. We believe our technology and targeted marketing strategy are designed to deliver products that meet and exceed those requirements.

As part of our hardware offering, we deliver solutions that include silicon chips, boards, and systems. These are complemented with full-stack software that includes a Software Development Kit (“SDK”), optimized libraries for visual analytics, AI, high-performance computing, and AI Studio, which is a complete application development and deployment platform that enables customers to create, optimize, deploy, and maintain their own solutions.

We believe the scalable and programmable nature of our product architecture positions us well to provide advantageous AI solutions for the rapidly changing demands of AI applications and allows us to differentiate our products from established and emerging competitive alternatives that focus on raw performance for specific and narrow workloads.

The existing products will enable us to capture market share for video analytics applications in verticals such as retail, defense and healthcare by embedding in devices such as surveillance and security cameras, edge servers (including edge data centers), drones, machine vision (including industrial automation) and robotics. As these markets are established, we believe we will be able to expand into adjacent verticals through updated hardware and software products.

Our Strategy

The key elements of our strategy for growth include focusing on the following areas:

•
Scaling through expansion of our current products to reach deeper into our own industry’s verticals and expanding into adjacent verticals.
•
Growing our ecosystem of hardware manufacturers and independent software vendors specializing across a variety of industry verticals and form new partnerships with them to bring innovative turn- key solutions to market.
•
Continuing to enhance the features available in AI Studio in order to target a wider community of developers, including universities and other institutes of higher education.
•
Incorporating market AI trends into the design of our next-generation System-on-a-Chip (“SoC”) to further expand our total addressable market.

Sales and Marketing

Our commercial organization utilizes research to identify key markets and sales opportunities across our target markets. Our marketing activities focus on elevating brand, product and value proposition awareness across the broader industry, with prospects in selected target verticals. This includes participation at trade events, demonstrations of Blaize technology, collaborations and co-promotions with ecosystem partners, social campaigns, competitive positioning and other marketing activities.

Our go-to-market (“GTM”) strategy focuses on creating a partnership ecosystem to develop and define a portfolio of end-to-end, market ready solutions powered by our products that addresses enterprise customer requirements in the enterprise, commercial, industrial and defense verticals.

We focus our marketing and sales efforts on the following areas:

•
Hardware powered by Blaize — we build, qualify, and quantify market-ready hardware solutions with a large number of OEMs;
•
Our unique full stack approach — we are well positioned to deliver fully integrated software and hardware solutions which include innovative developer tools. Unlike alternative hardware vendors, we believe our full-stack approach helps us to engage directly with our customers to deliver solutions that fix their problems and add value to their endeavors. The resulting intimate relationship enables Blaize to gain important insight into customers’ data and needs, which in turn are incorporated into our innovation and product roadmap;
•
Applications powered by Blaize — our team concentrates on qualifying with application partners that deliver customer-facing software and services in our focused verticals;
•
Ecosystem channel delivery — we contract with cloud, distribution, integration, and value-add resellers already supporting our target markets; and
•
Enterprise adoption — we promote market ready solutions powered by Blaize and present use cases that meet our customers’ varying budget and deployment requirements.

Government Regulations

We are subject to various laws and regulations in the U.S. and internationally, which may expose us to liability, increase costs or have other adverse effects that could harm our business. These laws and regulations include but are not limited to data privacy and data localization, copyright or similar laws, anti-spam, consumer protection, employment, and taxation. Compliance with such laws can require changes to our business practices and significant management time and effort. Additionally, as we continue to develop and improve consumer-facing products and services, and as those offerings grow in popularity, the risk that additional laws and regulations will impact our business will continue to increase.

Data Protection and Privacy

All states have adopted laws requiring notice to consumers of certain security breaches involving their personal information. In the event of a security breach, these laws may subject us to incident response, notice and remediation costs. Failure to safeguard data adequately or to destroy data (including personal information) securely could subject us to regulatory investigations, enforcement actions, and litigation under federal or state data privacy, data security, unfair practices, consumer protection, or other laws. The scope and interpretation of these laws could change, and the associated burdens and compliance costs could increase in the future.

Privacy and security laws and regulations, cross-border data transfer restrictions, data localization requirements, and other domestic or foreign laws or regulations may expose us to liability, or otherwise adversely affect our business. Laws and regulations related to data privacy and the collection, processing, and disclosure of personal information are constantly evolving. Such laws and regulations could restrict our ability to store and process personal information (in particular, our ability to use personal information for purposes such as risk or fraud avoidance, marketing, or advertising), to control our costs by using certain vendors or service providers in certain jurisdictions and could limit our ability to effectively market or advertise to interested buyers and, in general, increase the resources required to operate our business. Additionally, such laws and regulations are often inconsistent and may be subject to amendment or reinterpretation, which may cause us to incur significant costs and expend significant effort to ensure compliance.

The overall regulatory framework for AI and machine learning technologies (“AI Technologies”) is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced, or are currently considering, AI laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.

For example, in the U.S., the Biden administration issued a broad Executive Order on the Safe, Secure and Trustworthy Development and Use of Artificial Intelligence (the “2023 AI Order”) that sets out principles intended to guide AI design and deployment for the public and private sectors and signals the increase in governmental involvement and regulation over AI Technologies. The 2023 AI Order established certain new requirements for the training, testing and cybersecurity of sophisticated AI models and large-scale compute centers used to train AI models and instructed several other federal agencies to promulgate additional regulations. Already agencies such as the Department of Commerce and the Federal Trade Commission have issued proposed rules. On January 20, 2025, President Trump signed an Executive Order revoking the 2023 AI Order, and on January 23, 2025, issued an Executive Order entitled “Removing Barriers to American Leadership in Artificial Intelligence.” The new Executive Order seeks to maintain US leadership in AI innovation, “revokes certain existing AI policies and directives that act as barriers to American AI innovation,” and directs the Assistant to the President for Science and Technology, working with agency heads, to identify such policies and directives. This new Executive Order also requires the development of a new AI action plan within 180 days that must be “free from ideological bias or engineered social agendas.” While this action could indicate a less interventionist approach to AI than the prior administration, it is not clear how this new Executive Order will be implemented or whether it will affect rules issued by other agencies following the principles set forth in the 2023 AI Order.

Legislation related to AI Technologies has also been introduced at the federal level and is advancing at the state level. For example, Colorado recently passed an AI Act, which regulates the development, deployment, and use of AI systems and the California Privacy Protection Agency is currently in the process of finalizing regulations under the California Consumer Privacy Act regarding the use of automated decision-making.

The developing landscape, and the uncertain interpretation of such landscape, may affect our use of AI Technologies and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us and could adversely affect our business, operations and financial condition. For more information, please refer to “Risk Factors – We may in the future, use and develop AI, machine learning and automated decision-making technologies throughout our business, which may expose us to certain regulatory and other risks that could adversely affect our results of operations and financial condition.”

Our failure to comply with these privacy, security and AI laws or regulations could expose us to significant fines and penalties imposed by regulators and has in the past and could in the future expose us to legal claims by buyers, or other relevant stakeholders. Some of these laws permit individual or class action claims for certain alleged violations, increasing the likelihood of such legal claims. Similarly, many of these laws require us to maintain an online privacy policy, terms of service, and other informational pages that disclose our practices regarding the collection, processing, and disclosure of personal information. If these disclosures contain any information that a court or regulator finds to be inaccurate, we could also be exposed to legal or regulatory liability. Any such proceedings or violations could force us to spend money in defense or settlement of these proceedings, harm our reputation, result in the imposition of monetary liability or demanding injunctive relief, divert management’s time and attention, increase our costs of doing business, and materially adversely affect our reputation.

Anti-Corruption, Sanctions and CFIUS

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”). The FCPA prohibits corporations and individuals from engaging in improper activities to obtain or retain business or to influence a person working in an official capacity. It prohibits, among other things, providing, offering, or promising, directly or indirectly, anything of value to any foreign government official or employee, or any political party or official thereof, or candidate for political office to improperly influence, induce, obtain and retain business from, expedite or secure the performance of official acts of a routine nature, secure an improper advantage, or otherwise violate any of the Anti-Bribery laws, from such or any person. Similar laws exist in other countries, such as the UK, which restrict improper payments to persons in the public or private sector. Many countries have laws prohibiting these types of payments within the respective country. Historically, technology companies have been the target of FCPA and other anti-corruption investigations and penalties.

In addition, we are subject to U.S. and foreign laws and regulations that restrict our activities in certain countries and with certain persons. These include the economic sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control and the export control laws administered by the U.S. Commerce Department’s Bureau of Industry and Security.

Investment in the Company by non-U.S. investors may be subject to the jurisdiction of and review by the Committee on Foreign Investment in the U.S. (“CFIUS”), which has the power to rescind or mitigate transactions, or impose monetary penalties for violations of CFIUS regulations. Because we develop technology that is deemed “critical” from a U.S. national security perspective, certain investments by non-U.S. persons or entities could trigger mandatory CFIUS filings before an investment is allowed to close.

Intellectual Property

We believe our success depends in part upon our ability to develop and protect our core technology and intellectual property rights. We have built a portfolio of intellectual property rights, including issued patents and registered trademarks, copyrights, confidential technical information, and expertise in the AI and ML at the edge sectors.

We own numerous issued patents and pending patent applications. As of December 31, 2024, we held 39 patents and had 17 pending patent applications. Our patents are expected to expire between June 16, 2031 and September 24, 2044. Our two issued and allowed foreign patents include patents in two separate countries: the United Kingdom and Korea. Our five pending foreign patent applications include patent applications in India. Our patents contain a broad range of claims related to the field of AI and parallel processing architecture.

In addition to actively seeking patent protection covering inventions originating from us, from time to time, we review opportunities to acquire or in-license patents to the extent we believe such patents may be useful or relevant to our business.

We have filed patent and trademark applications in order to further secure these rights and strengthen our ability to defend against third parties who may infringe on our rights. We also rely on trade secrets, design and manufacturing know-how, and continuing technological innovations to maintain and improve our competitive position. Additionally, we protect our proprietary rights through agreements with our commercial partners, supply-chain vendors, employees, and consultants, as well as close monitoring of the developments and products in the industry.

Human Capital

As of December 31, 2024, we employed a total of approximately 232 people globally, including 56 people on a full-time basis in the U.S. and 164 people on a full-time basis internationally, either directly through our international subsidiaries or through a professional employer organization. This included approximately 166 hardware and software engineers. As the Company scales to deliver on its product roadmap, we expect to significantly expand our engineering teams. We also engage consultants and contractors to supplement our permanent workforce where the skill is specialized and temporary. None of our employees are represented by a labor union or covered by collective bargaining agreements. We believe we have strong and positive relations with our employees.

Corporate Information

Blaize Holdings, Inc. was incorporated in the State of Delaware on March 2, 2021, under the name of BurTech Acquisition Corp. In connection with the consummation of the Merger, we changed our name to Blaize Holdings, Inc. and amended and restated our certificate of incorporation (as amended, the “A&R Charter”), and amended and restated our bylaws (as amended, the “A&R Bylaws”), both effective as of January 13, 2025.

Our principal executive office is located at 4659 Golden Foothill Parkway in El Dorado Hills, California, 95762, which is where our records are kept and the principal business address for our executive officers. Our corporate telephone number is (916) 347-0050.

Available Information

We file our annual, periodic and current reports, and other required information, electronically with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information that we file with the SEC electronically. We also make available on our website at https://ir.blaize.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

We use our website, press releases, public conference calls and public webcasts as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. The contents of the websites referred to above are not incorporated into this filing.

Item 1A. Risk Factors.

The following risk factors should be considered in addition to the other information, including Item 7. and Item 8., of this Annual Report. The following risks could harm our business, financial condition, results of operations or reputation, which could cause our stock price to decline. Additional risks, trends and uncertainties not presently known to us or that we currently believe are immaterial may also harm our business, financial condition, results of operations or reputation. Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

Risk Factors Summary

The following is a summary of the principal risks and uncertainties described in more detail in this annual report:

•
We have a history of operating losses, and we may not be able to generate sufficient revenue to achieve and sustain profitability.
•
Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.
•
Our partnerships with certain automotive OEMs and Tier-1 suppliers are long-term in nature and we will not receive firm purchase order commitments until we deliver our auto-grade chip.
•
Our future revenue and operating results will be harmed if we are unable to acquire new customers, retain existing customers, terminate existing customer or partnership contracts or expand sales to our existing customers.
•
We may not be able to successfully implement our growth strategy on a timely basis or at all.
•
Failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform and products.
•
Our sales cycle with large enterprise customers can be long and unpredictable, and our sales efforts require considerable time and expense.
•
If we fail to maintain or grow our brand recognition, our ability to expand our customer base will be impaired and our financial condition may suffer.
•
If we fail to offer high quality support, our business and reputation could suffer.
•
We depend on timely supply of materials sourced from a limited number of suppliers, and are directly impacted by unexpected delays or problems from our third-party manufacturers.
•
We depend on third-party manufacturers, including Samsung Foundry and Plexus, for producing our products, and in the event of a disruption in our supply chain, any efforts to develop alternative supply sources may not be successful or may take longer to take effect than anticipated.

•
If we fail to improve and enhance the functionality, performance, reliability, design, security and scalability of our platform and products and innovate and introduce new solutions in a manner that responds to our customers’ evolving needs, our business may be adversely affected.
•
If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or adequately address competitive challenges.
•
We may acquire or invest in companies, which may divert our management’s attention and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions.
•
We face intense competition, especially from well-established companies offering solutions and related applications. We may lack sufficient financial or other resources to maintain or improve our competitive position, which may harm our ability to add new customers, retain existing customers and grow our business.
•
We may need to reduce or change our pricing model to remain competitive.
•
If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, and changing customer needs or preferences, our platform and products may become less competitive.
•
The estimates of market opportunity and forecasts of market growth included in this Annual Report may prove to be inaccurate. Even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
•
We depend on our senior management team and the loss of one or more key employees or an inability to attract and retain highly skilled employees may adversely affect our business.
•
If we are unable to hire, retain and motivate qualified personnel, our business will suffer.
•
If our software or hardware contains serious errors or defects, we may lose revenue and market acceptance and may incur costs to defend or settle claims with our customers.
•
We process proprietary, confidential, and personal information, which may subject us to certain laws or other obligations regarding the privacy and security of such information. If we fail to comply with applicable laws or obligations, or if the confidentiality, integrity, or availability of this information or our information technology systems is compromised, our reputation may be harmed and we may be exposed to liability and loss of business.
•
We currently optimize, quantize and fine-tune existing AI models and may in the future, use and develop AI, machine learning and automated decision-making technologies throughout our business, which may expose us to certain regulatory and other risks that could adversely affect our results of operations and financial condition.
•
We depend on third-party data hosting and transmission services. Increases in cost, interruptions in service, latency or poor service from our third-party data center providers could impair the delivery of our platform, which could result in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue.
•
We rely on third-party proprietary and open source materials for our platform. Our inability to obtain third-party licenses for such materials, or obtain them on favorable terms, or any errors, bugs, defects or failures caused by such materials could adversely affect our business, results of operations and financial condition.
•
Our use of open source software or datasets could subject us to possible litigation or cause us to subject our platform or products to unwanted open source license conditions that could negatively impact our sales.
•
We could incur substantial costs in protecting or defending our proprietary rights. Failure to adequately protect our rights could impair our competitive position and we could lose valuable assets, experience reduced revenue and incur costly litigation.
•
We conduct, and Legacy Blaize conducted, a portion of its business with third-party ecosystem partners to provide defensive solutions that incorporate our products to various foreign and domestic government agencies, which are subject to unique risks.
•
We may be subject to additional obligations to collect and remit sales tax and other taxes. We may be subject to tax liability for past sales, which could harm our business.
•
The market price of shares of our common stock may be volatile or may decline regardless of our operating performance. You may lose some or all of your investment.
•
The market price of our common stock is and could remain highly volatile, and has declined and may continue to decline regardless of our operating performance. You may lose some or all of your investment.
•
Our ability to timely raise capital in the future may be limited, or may be unavailable on acceptable terms, if at all. Our failure to raise capital when needed could harm our business, operating results and financial condition. Debt issued to raise additional capital may reduce the value of our common stock.

•
The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, the requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the requirements of the Nasdaq, may strain our resources, increase our costs and require additional attention of management, and we may be unable to comply with these requirements in a timely or cost-effective manner.
•
Our management has limited experience in operating a public company and may not be able to adequately develop and implement the governance, compliance, risk management and control infrastructure and culture required for a public company, including compliance with the Sarbanes Oxley Act.
•
Some provisions of Delaware law and our certificate of incorporation and bylaws may deter third parties from acquiring us and diminish the value of our Common Stock.
•
Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes‑Oxley Act could negatively impact our business.

Risks Related to our Business and Industry

We have a history of operating losses, and we may not be able to generate sufficient revenue to achieve and sustain profitability.

We have not yet achieved profitability. During the years ended December 31, 2024 and 2023, we incurred operating losses of $47.6 million and $38.5 million, respectively, and used cash in operating activities of $53.5 million and $28.0 million, respectively. As of December 31, 2024, we had an accumulated deficit of $429.3 million. In recent periods, our revenue growth has been attributed to non-recurring engineering (“NRE”) engagements with automotive partners as well as, beginning in the fourth quarter of 2022, to limited quantities of production product shipments to customers. We intend to continue investing heavily in sales and marketing efforts, but we may not be able to sustain or increase our growth or achieve profitability in the future. In addition, we expect to incur significant additional legal, accounting and other expenses related to us being a public company as compared to when we were a private company. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability. In 2024, we commenced a program to develop our next-generation silicon products, which are expected to remain in development for at least two years before becoming available for sale. Such chip development is a highly complex process involving specialized third-party partners, and we cannot guarantee that the chip will initially perform as designed. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

Our recent growth rates may not be indicative of our future growth.

Our prior years revenue has largely consisted of NRE revenue received from our strategic partners. We have developed a customer pipeline in recent years and are commencing the delivery of hardware and software solutions based on our production chip that came to market at the end of 2022. This pipeline is expected to convert into revenues from 2024/2025 onwards, but it may not convert in the timeline we expect or at all. In future periods, we may not be able to sustain customer pipeline growth consistent with recent history, or at all. The conversion of our pipeline is also not guaranteed as there are several external dependencies that we do not control, before the end customer is ready to deploy AI solutions. Furthermore, we believe our revenue growth depends on a number of factors, including our ability to:

•
expand our eco-system of partners for hardware and software solutions;
•
attract new customers and retain and increase sales to existing customers;
•
maintain and expand our relationships with our customers;
•
develop our existing platform and products, introduce new functionality to our platform and develop new products;
•
expand into new market segments and internationally; and
•
secure long-term revenue commitments from automotive Original Equipment Manufacturers (“OEMs”) and Tier-1 suppliers.

We may not accomplish any of these objectives and, as a result, it is difficult for us to forecast our future revenue or revenue growth. If our assumptions are incorrect or change in reaction to changes in our market, or if we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. You should not rely on our revenue for any prior periods as any indication of our future revenue or revenue growth.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in its report for the year ended December 31, 2024, included in the Company’s Current Report on Form 8-K/A, filed on April 14, 2025. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. The Company’s ability to continue to meet its obligations, to achieve its business objectives and continue as a going concern is dependent upon several factors, including the Company’s revenue growth rate, the timing and extent of spending to support further sales and marketing and research and development efforts. Although the Company intends to raise additional capital through issuances of additional debt and equity, as well as through the consummation of the Business Combination, and is currently taking actions to both source and preserve cash through a combination of the issuance of convertible notes and a possible capital market transaction and has received additional funding in 2024, there is no assurance that additional financing will be available at terms acceptable to us or at all. These factors raise substantial doubt about our ability to continue as a going concern. If we cannot continue as a viable entity, this could materially adversely affect the value of our securities.

Our partnerships with certain automotive OEMs and Tier-1 suppliers are long-term in nature and we will not receive firm purchase order commitments until we deliver our auto-grade chip.

We have been working with automotive partners for several years and secured long term joint development agreements for revenue predicated upon the Company delivering automotive-grade chips to them. The nature of Advanced Driving Assistance Systems (“ADAS”) is still evolving with OEMs continuing to develop their strategies. We believe that our technology is well positioned to be a key contributor in the solutions that are adopted but we do not control the pace at which the industry is moving to deploy ADAS of increasing complexity into their vehicles. Additionally, in 2023 and 2024, we teamed up with one automotive OEM, Mercedes-Benz North America Corporation (“Mercedes-Benz”), and their partner vendors to evaluate their requirements for an advanced L4 platform. This is intended to be in production by the end of this decade and a phase 1 evaluation recently concluded in the second quarter of 2024. To date, we have recognized approximately $25.0 million and $7.0 million in non-recurring engineering fees from DENSO and Mercedes-Benz, respectively.

We anticipate that Blaize will be well positioned to resume this relationship with Mercedes-Benz once it has confirmed its ADAS roadmap and selected all other relevant partners for their next-level platform. However, Blaize has not yet entered into any contractual arrangements for this engagement and ADAS solutions with Mercedes-Benz based on Blaize’s technology are not expected to be in production until 2028 or later. Our partnership with our main Tier-1 supplier, DENSO Corporation (“DENSO”) continues with projects centered around Blaize’s software and hardware offerings, including a Proof of Concept Agreement (as defined herein) with aggregate proceeds of approximately $3.0 million upon its completion, as described further in the section entitled “Information About Blaize — Material Contracts.” Blaize intends to continue to build on our current relationships with Mercedes-Benz and DENSO and to establish new relationships with other automotive OEMs and Tier-1 and Tier-2 partners now and in the future but we do not believe Blaize is reliant on either of Mercedes-Benz or DENSO currently or in the future. Blaize’s product roadmap expects to have solutions for ADAS in production beginning in 2028 and we anticipate recognizing revenues from these potential future partnerships with automotive OEMs and Tier-1 and Tier-2 partners.

Our ability to continue to invest in developing automotive-grade chips and software depends upon having access to a large amount of capital that is expected to be sourced from revenues into other non- automotive markets, based on our current set of products. A shortfall in those revenues will significantly impact our automotive roadmap and automotive OEMs and Tier-1 and Tier-2 partners, including Mercedes-Benz and DENSO, may choose to adopt competing technologies. If this occurs, it will be extremely difficult to retain our specialist automotive skills and there is a high risk of losing that expertise altogether.

Our future revenue and operating results will be harmed if we are unable to acquire new customers, retain existing customers, terminate existing customer or partnership contracts or expand sales to our existing customers.

The majority of revenues that Blaize has generated to date are through paid proof-of-concepts or NRE concepts. Our ability to increase revenue also depends, in part, on our ability to retain existing customers and to sell additional functionality and adjacent products and services to our existing and new customers. In order for us to maintain or improve our results of operations, it is important that our customers renew their contracts with us on the same or more favorable terms to us. Our ability to increase sales to existing customers and prospective customers depends on several factors, including their experience with using our products and our pricing model. Additionally, we or our counterparty may terminate existing or future contracts to which we are party, either for convenience or due to a default, and, in the future, if the portion of contracts that are subject to termination at the election of us or counterparties are material, any such termination may increase our costs and seriously harm our business, results of operations and financial condition.

Our ability to generate revenue may be inconsistent across small and midsize businesses, mid-market, and large enterprise customers, including government agencies, both foreign and domestic. If we experience limited or inconsistent growth in any of these customer sets, particularly our large enterprise customers, our business, financial condition and operating results could be adversely affected.

We may not be able to successfully implement our growth strategy on a timely basis or at all.

Our future growth, profitability and cash flows depend upon our ability to successfully implement our growth strategy, which, in turn, is dependent upon a number of factors, including our ability to:

•
expand our eco-system of partners for hardware and software solutions;
•
grow our current customer base;
•
acquire new customers;
•
scale our business model;
•
expand our customer location footprint;
•
ensure a consistent and timely supply chain;
•
expand our presence within verticals;
•
continue to innovate our product offerings; and
•
selectively pursue strategic and value-enhancing acquisitions.

There can be no assurance that we can successfully achieve any or all of the above initiatives in the manner or time period that we expect. Further, achieving these objectives will require investments which may result in short-term costs without generating any current revenue and therefore may be dilutive to our earnings. We cannot provide any assurance that we will realize, in full or in part, the anticipated benefits we expect our strategy will achieve. The failure to realize those benefits could have a material adverse effect on our business, financial condition and results of operations.

Failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform and products.

Our ability to increase our customer base and achieve broader market acceptance of our platform and products will depend on our ability to expand our marketing and sales operations. We plan to continue increasing the size of our sales force. We also plan to dedicate significant resources to sales and marketing programs, including developing an extensive third-party partner ecosystem. Our business and operating results will be harmed if our sales and marketing efforts do not generate a corresponding increase in revenue. We may not achieve anticipated revenue growth from increasing the size of our sales force if we are unable to hire, develop, and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.

Our sales cycle with large enterprise customers can be long and unpredictable, and our sales efforts require considerable time and expense.

The timing of our sales with our large enterprise customers and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for these customers. Large enterprise customers, particularly those in highly regulated industries and those requiring customized applications, may have a lengthy sales cycle for the evaluation and implementation of our platform and/or sales of products. This may cause a delay between increasing operating expenses for such sales efforts and, upon successful sales, the generation of corresponding revenue.

Customers often view our platform and products as a strategic decision with significant investment. As a result, customers frequently require considerable time to evaluate, test, and qualify our platform and products prior to entering into or expanding a subscription or purchase order. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a sale. Additional factors that may influence the length and variability of our sales cycle include:

•
the effectiveness of our sales force as we hire and train our new salespeople to sell to large enterprise customers;
•
the discretionary nature of purchasing and budget cycles and decisions;
•
the obstacles placed by customers’ procurement process;
•
economic conditions and other factors impacting customer budgets;
•
customers’ integration complexity;
•
customers’ familiarity with edge computing solutions;
•
customers’ evaluation of competing products during the purchasing process;
•
evolving customer demands;
•
the adoption and implementation of regulations that affect our ability to obtain customers in certain regions of the world outside of the U.S.; and
•
the adoption and implementation of regulations within the U.S. that impose supply chain and manufacturing location restrictions.

Given these factors, it is difficult to predict whether and when a sale will be completed, and when revenue from a sale will be recognized. Consequently, a shortfall in demand for our platform and products or a decline in new or renewed contracts in a given period may not significantly reduce our revenue for that period but could negatively affect our revenue in future periods.

If we fail to maintain or grow our brand recognition, our ability to expand our customer base will be impaired and our financial condition may suffer.

We believe maintaining and growing our brand is important to supporting continued acceptance of our existing and future solutions, attracting new customers to our platform and products, and retaining existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining our brand will depend largely on the effectiveness of our marketing efforts, our ability to provide a reliable and useful platform and products to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and solutions and our ability to successfully differentiate our platform and products. Brand promotion activities may not generate customer awareness or yield increased revenue. Even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to realize a sufficient return on our brand-building efforts, and our business could suffer.

If we fail to offer high quality support, our business and reputation could suffer.

Our customers rely on our personnel for support related to our subscription and customer solutions. High-quality support is important for the renewal and expansion of our agreements with existing customers. The importance of high-quality support will increase as we expand our business and pursue new customers, particularly large enterprise customers. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to sell new software to existing and new customers could suffer and our reputation with existing or potential customers could be harmed. In many cases, we will rely upon third-party partners to provide first-line support.

Our inability to hire technical support staff in a timely manner, whether due to market conditions or our own budget constraints, would also affect the quality of support for our customers and partners and could potentially result in business and reputational harms.

We depend on timely supply of materials sourced from a limited number of suppliers, and are directly impacted by unexpected delays or problems from our third-party manufacturers.

Any disruption in the supply chain, such as shortages, unexpected delays or price increases, could significantly impact our manufacturing process and financial stability. Additionally, we are highly dependent on third-party manufacturers for complex processes like wafer fabrication and assembly; therefore, any problems or unexpected delays from these third-party manufacturers could also negatively impact our business and financial performance.

Further, we rely on certain external partners for critical manufacturing steps, including our wafer fabrication and assembly and testing processes which exposes us to significant risks. These processes are highly sensitive, and even minor contamination or technical glitches during wafer fabrication can render a substantial portion of the component unusable. Identifying such problems early in the production cycle and resolving them in a timely manner is often difficult, expensive and time consuming. Therefore, any issues that arise from our third-party manufacturers could lead to production delays, increased costs, and could potentially lead to a compromise in the quality and performance of our products, which could significantly impact our business and financial results.

We depend on third-party manufacturers, including Samsung Foundry and Plexus, for producing our products, and in the event of a disruption in our supply chain, any efforts to develop alternative supply sources may not be successful or may take longer to take effect than anticipated.

As a fabless company, Blaize does not manufacture its own semiconductor or SoC products and currently relies on third-party manufacturers, including Samsung Foundry and Plexus, to produce our products. Additionally, Blaize has a design, manufacturing and sales agreement with VeriSilicon, Inc. (“VeriSilicon”) that provides Blaize with design expertise, support and assistance, and certain deliverables, prototypes, products and services from VeriSilicon. Blaize cannot be sure that these manufacturers will remain in business, or that they will not be purchased by one of Blaize’s competitors or another company that is not interested in continuing to produce these products for Blaize’s intended purpose. Our reliance on these third-party manufacturers subjects us to a number of risks that include, among other things:

•
the interruption of supply resulting from modifications to or discontinuation of a manufacturer’s operations;
•
delays in product shipments resulting from uncorrected defects, reliability issues or a manufacturer’s variation in a component;
•
a lack of long-term supply arrangements with our manufacturers;
•
a delay in delivery due to its suppliers’ prioritizing other customer orders over Blaize’s;
•
damage to our reputation caused by defective products produced by our suppliers;
•
fluctuation in delivery by our suppliers due to changes in demand from our or their other customers;

•
interruptions, shortages, delivery delays and potential discontinuation of supply as a result of any recurrence of pandemics such as COVID-19, or other reasons outside Blaize’s control;
•
political, legal and economic changes, crises or instability and civil unrest in the jurisdictions where Blaize’s manufacturers’ plants are located, such as changes in China-Taiwan relations that may adversely affect Blaize’s manufacturers’ and suppliers’ operations;
•
currency conversion risks and exchange rate fluctuations; and
•
compliance requirements of U.S. customs and international trade regulations.

Although Blaize’s semiconductor or SoC products could be produced by other manufacturers, any attempt to transition our supply arrangement to one or more other manufacturers could entail significant coordination and expense and could lead to delays in production. If Blaize is unable to arrange for sufficient production capacity among our contract manufacturers or if our contract manufacturers encounter production, quality, financial, or other difficulties, Blaize may encounter difficulty in meeting customer demands as it seeks alternative sources of supply, or it may have to make financial accommodations to such contract manufacturers or otherwise take steps to mitigate supply disruption. Any alternative manufacturers may be unable or unwilling to meet Blaize’s and its customers’ specifications. In addition, Blaize may experience supply shortages from some of its suppliers such as what it experienced as a result of the COVID-19 lockdown in China. Any disruption in supply from any supplier or manufacturing location could lead to supply delays or interruptions that could damage Blaize’s business or financial condition. If any of the risks discussed above materialize, costs could significantly increase, and Blaize’s ability to meet demand for its products could be impacted.

If we fail to improve and enhance the functionality, performance, reliability, design, security and scalability of our platform and products and innovate and introduce new solutions in a manner that responds to our customers’ evolving needs, our business may be adversely affected.

The markets in which we compete are characterized by constant change and innovation and we expect them to continue to evolve rapidly, including the potential that our industry transitions to alternative algorithmic approaches to machine learning and artificial intelligence, such as Transformer models. Our success has been based on our ability to identify and anticipate the needs of our customers and design a platform and products that provide them with the breadth of tools that are required. Our ability to attract new customers, retain revenue from existing customers and increase sales to both new and existing customers will depend in large part on our ability to continue to improve and enhance the functionality, performance, reliability, design, security and scalability of our platform and products and to innovate and introduce new solutions. Additionally, our investment in the design of new chips depends on our ability to anticipate market trends and the competitive landscape more than two years in advance.

We expect that new services and technologies applicable to the industries in which we operate will continue to emerge and evolve, including developments in artificial intelligence and edge computing. These new products and technologies may be superior to, impair or render obsolete our platform and the products we currently offer or the technologies we currently use to provide them. We have in the past, and may experience in the future, difficulties with software development that could delay or prevent the development, introduction or implementation of new solutions and enhancements. Software development involves a significant amount of time, resources and cost for our research and development team, as it can take our developers months to update, code and test new and upgraded solutions and integrate them into our platform and products. We must also continually update, test and enhance our software platforms. The continual improvement and enhancement of our platform and products requires significant investment and we may not have the resources to make such investment. Our improvements and enhancements may not result in our ability to recoup our investments in a timely manner or at all. We may make significant investments in new solutions or enhancements that may not achieve expected returns. The success of any enhancement or new solution depends on several factors, including the timely completion and market acceptance of the enhancement or new solution. Our ability to develop new enhancements or solutions may also be inhibited by industry-wide standards, laws and regulations, resistance to change by customers, difficulties relating to integration or compatibility with third-party software or hardware or third parties’ intellectual property rights.

Any new solution we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. Improving and enhancing the functionality, performance, reliability, design, security and scalability of our platform and products is expensive, time-consuming and complex, and to the extent we are not able to do so in a manner that responds to our customers’ evolving needs, our business, operating results and financial condition will be adversely affected.

We may not be successful in driving the global deployment and customer adoption of digital offerings characterized by digital applications and solutions.

Our business involves cloud, edge, AI (including generative AI) and software solutions based on existing AI models, and we are devoting significant resources to develop and deploy such strategies. Our success with these solutions will depend on the level of adoption of our offerings. We incur costs to develop cloud, edge, AI and software solutions and to build and maintain infrastructure to support cloud and edge computing offerings. Success with these solutions depends on execution in many areas, including:

•
establishing and maintaining the utility, compatibility, and performance of our cloud, edge, AI and software solutions (including the reliability of our third-party software vendors, network and cloud providers) on a growing array of medical devices, software and equipment;
•
continuing to enhance the attractiveness of our solutions to our customers in the face of increasing competition from a significant number of existing and new entrants in the market, while ensuring these solutions meet their reliability and security expectations;
•
establishing lasting relationships with key server and edge-AI box manufacturers;
•
ensuring these solutions meet regulatory requirements in a fast-moving space disrupted by changing regulations around data privacy and the need for innovation, including obtaining marketing authorizations when required; and
•
adapting to ever-changing geopolitical regulations on advanced technologies, including AI Technologies.

It is uncertain whether our strategies will attract customers or generate revenue required to succeed in this highly competitive and rapidly changing global market. We commit substantial efforts, funds, and other resources to research and development and information technology infrastructure for our digital offerings, and the risk of failure is inherent. Even where our digital offerings satisfy applicable regulations and reimbursement policies, customers may not adopt them due to concerns about the security of personal data or the absence of digital infrastructure to support and effectively use the offerings, a hesitancy to embrace new technology, or for other reasons. We also may not effectively execute organizational and technical changes to accelerate innovation and execution. In a number of countries, certain cloud, edge, AI and software solutions are restricted areas of foreign investment. Collaborating with a domestic, qualified third party will increase costs and may create uncertainties in such jurisdictions. The legality or validity of any collaboration may be challenged or subjected to scrutiny in such jurisdictions and the relevant governmental authorities have broad discretion in addressing such arrangements. Any of these risks could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

Additionally, we may be making significant investments in AI initiatives and are building AI into many of our digital offerings. We are planning to leverage generative AI such as large language models across our portfolios to build differentiated products and solutions and deploy those solutions through various modalities for our customers, including on the device, via edge or data centers, and/or via the cloud. Using AI in this manner presents risks and challenges that could affect its adoption, acceptance and effectiveness, including flawed AI algorithms, insufficient, overbroad or biased datasets, unauthorized access to personal data, lack of acceptance from our customers or failure to deliver positive outcomes. We contract with numerous third parties to offer our digital content to customers as well as to assist with the development of their own software applications and services, and our reliance on access to these third parties’ digital applications, which may not continue to be available to us on commercially reasonable terms, or at all, could impact our ability to offer a wide variety of our own digital offerings at reasonable prices with acceptable usage tools, or continue to expand our geographic reach. The occurrence of any of the above could have a material adverse effect on our business results, cash flows, financial condition or prospects.

If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or adequately address competitive challenges.

We may experience rapid growth and organizational change, which may place significant demands on our management and our operational and financial resources. We may also experience growth in the number of customers and the amount of data that our hosting infrastructure supports. Our success will depend in part on our ability to manage this growth effectively. We will require significant capital expenditures and valuable management resources to grow without undermining our culture of innovation, teamwork and attention to customer success, which has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves our corporate culture, it could negatively affect our reputation and ability to retain and attract customers and employees.

We intend to expand our international operations in the future. Our expansion will continue to place a significant strain on our managerial, administrative, financial and other resources. If we are unable to manage our growth successfully, our business and results of operations could suffer. It is important that we maintain a high level of customer service and satisfaction as we expand our business. As our customer base continues to grow, we will need to expand our account management, customer service and other personnel. Failure to manage growth could result in difficulty or delays in launching improvements to our platform or our products, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any of these could adversely impact our business performance and results of operations.

We may acquire or invest in companies, which may divert our management’s attention and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions.

We may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies. Key personnel of the acquired companies may choose not to work for us, their software may not be easily adapted to work with ours, or we may have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. We may also experience difficulties integrating personnel of the acquired company into our business and culture. Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business. The anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown risks or liabilities.

Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close. For one or more of those transactions, we may:

•
issue additional equity securities that would dilute our stockholders;
•
use cash that we may need in the future to operate our business;
•
incur debt on terms unfavorable to us or that we are unable to repay;
•
incur large charges or substantial liabilities;
•
encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures; and
•
become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.

We face intense competition, especially from well-established companies offering solutions and related applications. We may lack sufficient financial or other resources to maintain or improve our competitive position, which may harm our ability to add new customers, retain existing customers and grow our business.

The semiconductor sector is intensely competitive, marked by swift technological advancements, short product lifecycles, price erosion, and constantly evolving benchmarks. Maintaining or improving our business requires constant innovation and timely, cost-effective launches. Our success hinges on our ability to innovate and launch new products and affordably meet shifting industry demands.

However, significant investment is needed to develop cutting-edge technologies and products, and some of our competitors may have greater resources than us. If these competitors ramp up their research and development and marketing efforts, we may struggle to compete effectively.

The market for edge computing solutions is also evolving and highly competitive. We expect competition to increase in the future from established competitors and new market entrants. With the introduction of new technologies and the entry of new companies into the market, we expect competition to persist and intensify in the future. This could harm our ability to increase sales, maintain or increase renewals, and maintain our prices. We face intense competition from other companies that may offer related platforms and products.

Merger and acquisition activity in the technology industry could increase the likelihood that we compete with large technology companies. Many of our existing competitors have, and our potential competitors could have, substantial competitive advantages such as greater name recognition, longer operating histories, larger sales and marketing budgets and resources, greater customer support resources, lower labor and development costs, better terms and pricing from Electronic Design Automation suppliers, design partners, part suppliers and chip, board and system manufacturers, larger and more mature intellectual property portfolios and substantially greater financial, technical and other resources.

Some of our larger competitors also have substantially broader product lines and market focus and will therefore not be as susceptible to downturns in a particular market. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering by our competitors or continuing market consolidation. New start-up companies that innovate, and large companies that are making significant investments in research and development, may invent similar or superior products and technologies that compete with our platform and products. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with agency partners, technology and application providers in complementary categories or other parties. Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure, a loss of market share or a smaller addressable share of the market. It could also result in a competitor with greater financial, technical, marketing, service and other resources, all of which could harm our ability to compete.

We may need to reduce or change our pricing model to remain competitive.

We price our platform and products based on delivering a compelling Total Cost of Ownership (“TCO”) advantage to customers. However, the completed product may have hardware and software components from our third-party ecosystem partners which affects our ability to control pricing. We expect that we may need to change our pricing from time to time. As new or existing competitors introduce products that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers. We also must determine the appropriate price to enable us to compete effectively internationally. Large enterprise customers may demand substantial price discounts as part of the negotiation of sales contracts. As a result, we may be required or choose to reduce our prices or otherwise change our pricing model, which could adversely affect our business, operating results and financial condition.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, and changing customer needs or preferences, our platform and products may become less competitive.

The edge computing industry is subject to rapid technological change, evolving industry standards and practices and changing customer needs and preferences. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes on a timely basis. We may introduce significant changes to our platform and products or develop and introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. If we are unable to develop and sell new technology, features and functionality for our platform and products that satisfy our customers and that keep pace with rapid technological and industry change, our revenue and operating results could be adversely affected. If new technologies emerge that deliver competitive solutions at lower prices, more efficiently, more conveniently or more securely, it could adversely impact our ability to compete.

The dominant market-leader in AI has proprietary software around which existing customers have developed and deployed their applications. We acknowledge that our platform must also integrate with a variety of network, hardware, mobile and software platforms and technologies. Customers may choose to continue to operate with the incumbent software which will make it hard for us to break into the market. We may decide to modify and enhance our platform and AI models to adapt to changes and innovation in these technologies. If businesses widely adopt new technologies, we would have to develop new functionality for our platform to work with those new technologies. This development effort may require significant engineering, marketing and sales resources, all of which would affect our business and operating results. Any failure of our platform to operate effectively with future technologies could reduce the demand for our platform. If we are unable to respond to these changes in a cost-effective manner, our platform may become less marketable and less competitive or obsolete, and our operating results may be negatively affected.

The novelty of AI, especially as it relates to regulatory matters, safety of AI-driven technology, and security of AI-driven products, exposes us to a higher risk of unforeseen liabilities that can represent a substantial burden on Blaize’s finances to defend against lawsuits or detrimental publicity, or to comply with new regulations imposed on AI technologies or products.

Our current chip was designed over 3 years ago and it is possible that in certain situations, it may not be competitive in performance and features. This will impact our ability to deliver the revenue forecast until the next-generation chip is available and we may lose key customer opportunities in the meantime.

The estimates of market opportunity and forecasts of market growth included in this Annual Report may prove to be inaccurate. Even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

The market for edge computing solutions is relatively new and will experience changes over time. Edge computing market estimates and growth forecasts are uncertain and based on assumptions and estimates that may be inaccurate. Our addressable market depends on a number of factors, including businesses’ desire to differentiate themselves through partnership opportunities, changes in the competitive landscape, technological changes, data security or privacy concerns, customer budgetary constraints, changes in business practices, changes in the regulatory environment and changes in economic conditions. Even if the market in which we compete meets the size estimates and growth rates we forecast, our business could fail to grow at similar rates, if at all.

We anticipate that our operations will continue to increase in complexity as we grow, which will create management challenges.

Our business is expected to experience growth and is complex. We expect this growth would cause our operations to become increasingly complex. To manage this expected growth, we continue to make substantial investments to improve our operational, financial and management controls, as well as our reporting systems and procedures. We may not be able to implement and scale improvements to our systems and processes in a timely or efficient manner or in a manner that does not negatively affect our operating results. For example, we may not be able to effectively monitor certain extraordinary contract requirements or individually negotiated provisions as the number of transactions grows. Our systems and processes may not prevent or detect all errors, omissions or fraud. We may have difficulty managing improvements to our systems, processes and controls or in connection with third-party software. This could impair our ability to provide our platform or products to our customers, causing us to lose customers, limiting our platform or products to less significant updates or increasing our technical support costs. If we are unable to manage this complexity, our business, operations, operating results and financial condition may suffer.

As our customer base grows, we will need to expand our services and other personnel, and maintain and enhance our partnerships, to provide a high level of customer service. We also will need to manage our sales processes as our sales personnel and partner network continue to grow and become more complex, and as we continue to expand into new geographies and market segments. If we do not effectively manage this increasing complexity, the quality of our platform, products and customer service could suffer, and we may not be able to adequately address competitive challenges. These factors could impair our ability to attract and retain customers and expand our customers’ use of our platform and products.

We depend on our senior management team and the loss of one or more key employees or an inability to attract and retain highly skilled employees may adversely affect our business.

Our success depends largely upon the continued services of our executive officers and certain key employees, whom we rely on for research and development, marketing, sales, services and general and administrative functions. From time to time, our executive management team may change from the hiring or departure of executives, which could disrupt our business. Other than the employment agreements with our founders, we do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period; therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers or key employees could have a serious adverse effect on our business.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense. If we are unable to attract such personnel in cities where we are located, we may need to hire in other locations, which may add to the complexity and costs of our business operations. We expect to continue to experience difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, it could adversely affect our business and future growth prospects.

If we are unable to hire, retain and motivate qualified personnel, our business will suffer.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. Our ability to identify, hire, develop, motivate and retain qualified personnel will directly affect our ability to maintain and grow our business, and such efforts will require significant time, expense and attention. The inability to attract or retain qualified personnel or delays in hiring required personnel may seriously harm our business, financial condition and operating results. Our ability to continue to attract and retain highly skilled personnel, specifically employees with technical and engineering skills and employees with high levels of experience in designing and developing software and automotive solutions, will be critical to our future success. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or have divulged proprietary or other confidential information.

Wage inflation in certain geographies in which Blaize competes for highly skilled talent has been extremely high in the past few years. Although we have managed to retain our key employees, there has still been some level of attrition and there is no guarantee that we will be able to continue to retain these key employees or respond to these conditions if these trends continue.

While we have in the past and intend to continue to issue options or other equity awards as key components of our overall compensation and employee attraction and retention efforts, we are required under GAAP to recognize compensation expense in our operating results for employee stock-based compensation under our equity grant programs, which may increase the pressure to limit stock-based compensation.

If we are unable to maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success, and our business may be harmed.

We believe a portion of our success has been our corporate culture. We have invested substantial time and resources in building our team. As we grow and develop our infrastructure as a public company, our operations may become increasingly complex. We may find it difficult to maintain these important aspects of our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel, and to effectively focus on and pursue our corporate objectives.

If our software or hardware contains serious errors or defects, we may lose revenue and market acceptance and may incur costs to defend or settle claims with our customers.

Software and hardware such as ours often contain errors, defects, security vulnerabilities or software bugs that are difficult to detect and correct, particularly when first introduced or when new versions or enhancements are released. Despite internal testing, our platform and products may contain serious errors or defects, security vulnerabilities or software bugs that we may be unable to successfully correct in a timely manner or at all, which could result in lost revenue, significant expenditures of capital, a delay or loss in market acceptance and damage to our reputation and brand, any of which could have an adverse effect on our business, financial condition and results of operations. To the extent we deploy new versions or enhancements to our platform or products that contain errors, defects, security vulnerabilities or software bugs, the consequences may be severe. Such defects could expose us to product liability claims, litigation or regulatory action.

Errors, defects, security vulnerabilities, service interruptions or software bugs in our platform or products could result in losses to our customers. Our customers may seek significant compensation from us for any losses they suffer or cease conducting business with us altogether. Further, a customer could share information about bad experiences on social media, which could result in damage to our reputation and loss of future sales. There can be no assurance that provisions typically included in our agreements with our customers that attempt to limit our exposure to claims would be enforceable or adequate or would otherwise protect us from liabilities or damages with respect to any particular claim. Even if not successful, a claim brought against us by any of our customers would likely be time-consuming and costly to defend and could seriously damage our reputation and brand, making it harder for us to sell our solutions.

We process proprietary, confidential and personal information which may subject us to certain laws or other obligations regarding the privacy and security of such information. If we fail to comply with applicable laws or obligations, or if the confidentiality, integrity, or availability of this information or our information technology systems is compromised, our reputation may be harmed and we may be exposed to liability and loss of business.

As part of our normal business activities, we collect, transmit, use, disclose, store and otherwise process proprietary, confidential and personal information (“Confidential Information”) including of our employees, employees of our customers and other third parties with which we do business and any personal information that may be uploaded to our services by our customers. As such, we are subject to federal, state, and foreign laws regarding cybersecurity, privacy, and the processing of personal information. For example, the EU/UK General Data Protection Regulation, the California Consumer Privacy Act, and related laws in other jurisdictions require us to adhere to certain disclosure restrictions and deletion obligations with respect to the personal information of their residents, and allow for penalties for violations and, in some cases, a private right of action. These laws also impose transparency and other obligations with respect to personal information of their respective residents and provide residents with similar rights with respect to their personal information. Moreover, many jurisdictions have enacted laws requiring companies to notify individuals of security breaches involving certain types of personal information.

The regulatory environment surrounding information security, privacy, and the processing of personal information is increasingly demanding, with frequent imposition of new and changing requirements that are subject to differing interpretations and create a complex compliance environment. In some cases, these requirements may be either unclear in their interpretation and application or they may have inconsistent or conflicting requirements with each other. Further, there has been a substantial increase in legislative activity and regulatory focus on data privacy and security in the U.S., Europe, and elsewhere, including in relation to cybersecurity incidents.

We use third-party service providers and subprocessors to help us deliver services to our customers. These service providers and subprocessors may also collect, transmit, use, disclose, store and otherwise process Confidential Information. Such Confidential Information, and the information technology systems (“IT Systems”) that store such information, face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of such IT Systems and Confidential Information, including as a result of third-party action, employee or contractor error or malfeasance, nation state malfeasance, malware, phishing, computer hackers, system error, software, viruses, bugs or defects, process failure or otherwise. Any of these could result in the failure of our IT Systems or the loss of Confidential Information. Further, because our products and services are integrated with our customers’ systems and processes, any circumvention or failure of our cybersecurity defenses or measures could compromise the confidentiality, integrity, and availability of our customers’ own IT Systems and/or Confidential Information as well.

Information security risks for companies such as ours have significantly increased in recent years in part because of the proliferation of new technologies, the use of internet and telecommunications technologies to conduct financial transactions and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, as well as nation-state and nation-state-supported actors.

Because the techniques and tools (including AI) used to obtain unauthorized access or sabotage systems change frequently, may originate from less regulated and remote areas of the world and be difficult to detect and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Even if such a data breach did not arise out of our action or inaction, or even if it were to solely affect one or more of our competitors or our customers, the resulting concern could negatively affect our customers and our business. Concerns regarding data privacy and security may cause some of our customers to stop using our platform or products. In addition, failures to meet our customers’ expectations with respect to security and confidentiality of their data and information could damage our reputation and affect our ability to retain customers, attract new customers and grow our business.

While we have implemented certain security measures designed to protect against breaches of security, we may fail to properly assess and understand the risks and cannot guarantee that these measures will be effective. Like other companies, we have been the subject of various cyber incidents. While we believe these incidents have not been material, we cannot guarantee that any future will not have a material impact.

Our failure to comply with legal, contractual or standards-based requirements around the privacy or security of Confidential Information (including personal information) could lead to significant fines and penalties, exposure to indemnification obligations, governmental investigations and enforcement actions, litigation (including class actions) or adverse publicity. Additionally, it is possible that new laws, regulations and other requirements, or amendments to or changes in interpretations of existing laws, regulations and other requirements, may require us to incur significant costs, implement new processes, or change our handling of information and business operations, which could ultimately hinder our ability to grow our business by extracting value from our data assets. Further, any adverse impact to the availability, integrity or confidentiality of our IT Systems or Confidential Information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. Any of the foregoing could force us to spend money in defense or settlement of proceedings, result in the imposition of monetary liability or injunctive relief, divert management’s time and attention, increase our costs of doing business and adversely affect our reputation and the demand for our platform and products, which could materially adversely affect our business, results of operations, and financial condition.

Further, our insurance coverage, including coverage for errors and omissions and cyber liability, may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims. Our insurers could deny coverage as to any future claim and our cyber liability coverage may not adequately protect us against any losses, liabilities and costs that we may incur. The successful assertion of one or more large claims against us, or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition and results of operations.

We currently optimize, quantize and fine-tune existing AI models and may in the future, use and develop AI, machine learning and automated decision-making technologies throughout our business, which may expose us to certain regulatory and other risks that could adversely affect our results of operations and financial condition.

We use AI Technologies throughout our business and are making significant investments in this area. For example, we use AI Technologies internally to prepare data provided by customers for assisting such customers with AI development when using AI Studio.

As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of, or our investments in, such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability. In particular, if the models underlying our AI Technologies are incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation, and the reputations of our customers, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are party or civil claims.

We expect that increased investment will be required in the future to continuously improve our use of AI Technologies, and we may plan to increase our investment in this area to continuously improve our use of AI Technologies and our products. In particular, we will be working to incorporate generative AI Technologies (i.e., AI Technologies that can produce and output new content, software code, data and information) into our solutions. There is a risk that generative AI Technologies could produce inaccurate or misleading content or other discriminatory or unexpected results or behaviors, such as hallucinatory behavior that can generate irrelevant, nonsensical or factually incorrect results, all of which could harm our reputation, business or customer relationships. We will take measures designed to ensure the accuracy of such AI generated content, such as investing into development and acceleration of Small Language or Multimodal models, which are typically domain-optimized and more narrowly focused in an effort to reduce risks of hallucination. However, those measures may not always be successful, and in some cases, we may need to rely on end users to report such inaccuracies. In addition, our ability to develop proprietary AI models may be limited by our access to processing infrastructure or training data and we may be dependent on third-party providers for such resources. As such, we may not be successful in our ongoing development and maintenance of these technologies in the face of novel and evolving technical, reputational and market factors.

Further, a number of aspects of intellectual property rights protection in the field of AI and machine learning are currently under development and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI and machine learning systems and relevant system input and outputs. If we fail to obtain protection for the intellectual property rights concerning our AI Technologies, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products that could adversely affect our business, reputation and financial condition. Further, given the long history of development of AI Technologies, other parties may have (or in the future may obtain) patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our own AI Technologies.

Finally, the overall regulatory framework for AI Technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced, or are currently considering, additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.

For example, in the U.S., the 2023 AI Order that sets out principles intended to guide AI design and deployment for the public and private sectors and signals the increase in governmental involvement and regulation over AI Technologies. The 2023 AI Order established certain new requirements for the training, testing and cybersecurity of sophisticated AI models and large scale compute centers used to train AI models and instructed several other federal agencies to promulgate additional regulations. Already agencies such as the Department of Commerce and the Federal Trade Commission have issued proposed rules. On January 20, 2025, President Trump signed an Executive Order revoking the 2023 AI Order, and on January 23, 2025, issued an Executive Order entitled “Removing Barriers to American Leadership in Artificial Intelligence.” The new Executive Order seeks to maintain US leadership in AI innovation, “revokes certain existing AI policies and directives that act as barriers to American AI innovation,” and directs the Assistant to the President for Science and Technology, working with agency heads, to identify such policies and directives. The Order also requires the development of a new AI action plan within 180 days that must be “free from ideological bias or engineered social agendas.” While this action could indicate a less interventionist approach to AI then the prior administration, it is not clear how this new Executive Order will be implemented or whether it will affect rules issued by other agencies following the principles set forth in the 2023 AI Order.

Legislation related to AI Technologies has also been introduced at the federal level and is advancing at the state level. For example, Colorado recently passed a AI Act, which regulates the development, deployment, and use of artificial intelligence (AI) systems and the California Privacy Protection Agency is currently in the process of finalizing regulations under the California Consumer Privacy Act regarding the use of automated decision-making.

The developing landscape, and the uncertain interpretation of such landscape, may affect our use of AI Technologies and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us and could adversely affect our business, operations and financial condition.

We depend on third-party data hosting and transmission services. Increases in cost, interruptions in service, latency or poor service from our third-party data center providers could impair the delivery of our platform, which could result in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue.

We currently serve the majority of our platform functions from third-party data center hosting facilities operated by Flexential Colorado Corp., located in Morrisville, North Carolina. Our platform is deployed to multiple data centers within this geography, with additional geographies available for disaster recovery. Our operations depend, in part, on our third-party providers’ protection of these facilities from natural disasters, power or telecommunications failures, criminal acts or similar events. If any third-party facility’s arrangement is terminated, or its service lapses, we could experience interruptions in our platform or higher latency, as well as delays and additional expenses in arranging new facilities and services.

A significant portion of our operating cost is from our third-party data hosting and transmission services. If the costs for such services increase due to vendor consolidation, regulation, contract renegotiation or otherwise, we may not be able to increase the fees for our ecommerce platform or professional services to cover the changes. As a result, our operating results may be significantly worse than forecasted. Our servers may be unable to achieve or maintain data transmission capacity sufficient for timely service of increased traffic or order processing. Our failure to achieve or maintain sufficient and performant data transmission capacity could significantly reduce demand for our platform.

Despite precautions taken at our data centers, spikes in usage volume, a natural disaster, an act of terrorism, vandalism or sabotage, closure of a facility without adequate notice or other unanticipated problems could result in lengthy interruptions or performance degradation of our platform. Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our platform. Even with current and planned disaster recovery arrangements, our business could be harmed. If we experience damage or interruption, our insurance policies may not adequately compensate us for or protect us against any losses, liabilities and costs that we may incur. These factors in turn could further reduce our revenue, subject us to liability or cause customers to terminate their subscriptions, any of which could materially adversely affect our business.

We rely on third-party proprietary and open source materials for our platform. Our inability to obtain third-party licenses for such materials, or obtain them on favorable terms, or any errors, bugs, defects or failures caused by such materials could adversely affect our business, results of operations and financial condition.

Some of our offerings include software or other intellectual property rights licensed from third parties. It may be necessary in the future to renew licenses relating to various aspects of these applications or to seek new licenses for existing or new applications. Necessary licenses may not be available on acceptable terms or under open source licenses permitting redistribution in commercial offerings, if at all. Our inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms could result in delays in product releases until equivalent technology can be identified, licensed or developed, if at all, and integrated into our platform and products, which therefore may have a material adverse effect on our business, results of operations and financial condition. In addition, third parties may allege that additional licenses are required for our use of their software or intellectual property. We may be unable to obtain such licenses on commercially reasonable terms or at all. The inclusion in our offerings of software or other intellectual property licensed from third parties on a non-exclusive basis could limit our ability to differentiate our offerings from those of our competitors. To the extent that our platform or products depend upon the successful operation of third-party software, any undetected errors, bugs, defects or failures in such third-party software could impair the functionality of our platform and products, delay new feature introductions or result in a failure of our platform, which could adversely affect our business, results of operations and financial condition.

Our use of open source software or datasets could subject us to possible litigation or cause us to subject our platform or products to unwanted open source license conditions that could negatively impact our sales.

Our platform and products incorporate open source software and datasets, and we expect to incorporate open source software and datasets into other offerings or solutions in the future. Such open source material is generally licensed by its authors or other third parties under open source licenses. Little legal precedent governs the interpretation of these licenses; therefore, the potential impact of these terms on our business is unknown and may result in unanticipated obligations regarding our technologies. If a distributor of open source material were to allege that we had not complied with its license, we could be required to incur significant legal expenses. If we combine our proprietary technology with open source material or utilize open source material in a certain manner, we could, under certain open source licenses, be required to disclose part or all of the source code of our proprietary technology publicly and to allow further modification and redistribution on potentially unfavorable terms or at no cost, or otherwise be limited in the licensing of our services. This could provide an advantage to our competitors or other entrants to the market, allow them to create similar products with lower development effort and time, and ultimately result in a loss of sales for us.

We rely on computer hardware, purchased or leased, and software licensed from and services rendered by third parties in order to run our business.

We rely on computer hardware, purchased or leased, and software licensed from and services rendered by third parties in order to run our business, which we have incorporated into our platform and products. Third-party hardware, software and services may not continue to be available on commercially reasonable terms, or at all. Some of our agreements with our licensors may be terminated by them for convenience, or otherwise provide for a limited term. Any loss of the right to use or any failures of third-party hardware, software or services could result in delays in our ability to run our business until equivalent hardware, software or services are developed by us or, if available, identified, obtained and integrated, which could be costly and time-consuming and may not result in an equivalent solution, any of which could cause an adverse effect on our business and operating results. Further, customers could assert claims against us in connection with service disruptions or cease conducting business with us altogether. Even if not successful, a claim brought against us by any of our customers would likely be time-consuming and costly to defend and could seriously damage our reputation and brand, making it harder for us to sell our solutions.

Our growth depends in part on the success of our strategic relationships with third parties.

We anticipate that the growth of our business will continue to depend on third-party relationships, including strategic partnerships and relationships with our service providers and suppliers, consultants, app developers, theme designers, referral sources, payments processors, installation partners and other partners. In addition to growing our third-party partner ecosystem, we have entered into agreements with, and intend to pursue additional relationships with, other third parties, such as shipping partners and technology and content providers. Identifying, negotiating and documenting relationships with third parties requires significant time and resources as does integrating third-party technology and content. Some of the third parties that sell our services have direct contractual relationships with the customers, and in these circumstances, we risk the loss of such customers if those third parties fail to perform their contractual obligations, including in the event of any such third party’s business failure. Our agreements with providers of cloud hosting, technology, content and consulting services are typically non-exclusive and do not prohibit such service providers from working with our competitors or from offering competing services. In particular, we have limited providers of cloud hosting services. These third-party providers may choose to terminate their relationship with us or to make material changes to their businesses, products or services in a manner that is adverse to us.

The success of our platform and products depends, in part, on our ability to integrate third-party applications, themes and other offerings into our third-party ecosystem. Third-party developers may also change the features of their offering of applications or alter the terms governing the use of their offerings in a manner that is adverse to us. If third-party applications change such that we do not or cannot maintain the compatibility of our platform and products with these applications, demand for our platform could decline. If we are unable to maintain technical interoperation, our customers may not be able to effectively integrate our platform with other systems and services they use. We may also be unable to maintain our relationships with certain third-party vendors if we are unable to integrate our platform and products with their offerings. In addition, third-party developers may refuse to partner with us or limit or restrict our access to their offerings. Partners may also impose additional restrictions on the ability of third parties like us and our customers to access or use data from their consumers. Such changes could functionally limit or terminate our ability to use these third-party offerings with our platform or products, which could negatively impact our solution offerings and harm our business. If we fail to integrate our platform and products with new third-party offerings that our customers need for their businesses, or to adapt to the data transfer requirements of such third-party offerings, we may not be able to offer the functionality that our customers and their clients expect, which would negatively impact our offerings and, as a result, harm our business.

Further, our competitors may effectively incentivize third-party developers to favor our competitors’ products or services, which could diminish our prospects for collaborations with third-parties and reduce subscriptions to our platform or purchases of our products. In addition, providers of third-party offerings may not perform as expected under our agreements or under their agreements with our customers, and we or our customers may in the future have disagreements or disputes with such providers. If any such disagreements or disputes cause us to lose access to products or services from a particular supplier, or lead us to experience a significant disruption in the supply of products or services from a current supplier, especially a single-source supplier, they could have an adverse effect on our business and operating results.

We could incur substantial costs in protecting or defending our proprietary rights. Failure to adequately protect our rights could impair our competitive position and we could lose valuable assets, experience reduced revenue and incur costly litigation.

Our success is dependent, in part, upon protecting our proprietary technology. We rely on our confidentiality, non-compete, non-solicitation and nondisclosure agreements and a combination of trade secret laws, contractual provisions, trademarks, service marks, copyrights and patents in an effort to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection. The approach we select may ultimately prove to be inadequate.

Our patents or patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Any of our patents, trademarks or other intellectual property rights may be challenged or circumvented by others or invalidated through administrative process or litigation. Others may independently develop similar products, duplicate any of our solutions or design around our intellectual property rights or adopt similar or identical brands for competing platforms. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our platform and products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions restricting unauthorized use, copying, transfer and disclosure of our intellectual property rights may be unenforceable under the laws of jurisdictions outside the U.S..

To the extent we expand our international activities, our exposure to unauthorized copying and use of our platform, products and proprietary information may increase. Moreover, effective trademark, copyright, patent and trade secret protection may not be available or commercially feasible in every country in which we conduct business. Further, intellectual property law, including statutory and case law, particularly in the U.S., is constantly developing. Changes in the law could make it harder for us to enforce our rights.

We enter into confidentiality and invention assignment agreements with our employees and consultants to protect our proprietary technologies. We enter into confidentiality agreements with strategic and business partners. As such, these agreements may not be effective in controlling access to and distribution of our proprietary information since they do not prevent our competitors or partners from independently developing technologies that are equivalent or superior to our platform and products.

We may be required to spend significant resources to monitor, protect, and enforce our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights and protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management. Such litigation could result in the impairment or loss of portions of our intellectual property rights. Enforcement of our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property. An adverse determination of any litigation proceedings could put our intellectual property rights at risk of being invalidated or interpreted narrowly. An adverse determination could risk the issuance or cancellation of pending patent and trademark filings. Because of the substantial discovery required in connection with intellectual property litigation, our confidential or sensitive information could be compromised by disclosure in litigation. Litigation could result in public disclosure of results of hearings, motions or other interim developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

In addition, our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our platform or products, impair the functionality of our platform or products, delay introductions of new functionality to our platform, result in the substitution of inferior or more costly technologies into our platform or products or injure our reputation. We will not be able to protect our intellectual property rights if we are unable to enforce these rights or if we do not detect unauthorized use of our intellectual property rights. Policing unauthorized use of our technologies, trade secrets, and intellectual property rights may be difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the U.S. and where mechanisms for enforcement of intellectual property rights may be weak. If we fail to meaningfully protect our intellectual property rights, our business, operating results and financial condition could be adversely affected.

If we fail to execute invention assignment agreements with our employees and contractors involved in the development of intellectual property or are unable to protect the confidentiality of our trade secrets, the value of our products and our business and competitive position could be harmed.

We generally enter into confidentiality and invention assignment agreements with our employees, consultants and third parties upon their commencement of a relationship with us. However, we may not enter into such agreements with all employees, consultants and third parties who are or have been involved in the development of our intellectual property rights. In addition, these agreements may not provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information, and adequate remedies may not exist if unauthorized use or disclosure were to occur. The exposure of our trade secrets and other proprietary information would impair our competitive advantages and could have a material adverse effect on our business, financial condition and results of operations. In particular, a failure to protect our proprietary rights may allow competitors to copy our technology, which could adversely affect our pricing and market share. Further, other parties may independently develop substantially equivalent know-how and technology.

In addition to contractual measures, we try to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Even though we use commonly accepted security measures, trade secret violations are often a matter of state law, and the criteria for protection of trade secrets can vary among different jurisdictions. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. We also have agreements with our employees, consultants and third parties that obligate them to assign their inventions to us; however, these agreements may not be self-executing, not all employees or consultants may enter into such agreements or employees or consultants may breach or violate the terms of these agreements, and we may not have adequate remedies for any such breach or violation. If any of our intellectual property or confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

In general, we are subject to various laws and regulations in the U.S. and internationally, which may expose us to liability, increased costs or have other adverse effects that could harm our business.

Our business is subject to a variety of laws and regulations. These laws and regulations include but are not limited to data privacy and data localization, copyright or similar laws, export controls and sanctions, anti-spam, consumer protection, employment, and taxation. Compliance with such laws can require changes to our business practices and significant management time and effort. Additionally, as we continue to develop and improve consumer-facing products and services, and as those offerings grow in popularity, the risk that additional laws and regulations will impact our business will continue to increase.

For example, privacy laws and regulations, cross-border data transfer restrictions, data localization requirements, and other domestic or foreign laws or regulations may expose us to liability, or otherwise adversely affect our business. Laws and regulations related to data privacy and the collection, processing, and disclosure of consumer personal information are constantly evolving. Such laws and regulations could restrict our ability to store and process personal data (in particular, our ability to use certain data for purposes such as risk or fraud avoidance, marketing, or advertising), to control our costs by using certain vendors or service providers in certain jurisdictions and could limit our ability to effectively market or advertise to interested buyers and, in general, increase the resources required to operate our business. Additionally, such laws and regulations are often inconsistent and may be subject to amendment or reinterpretation, which may cause us to incur significant costs and expend significant effort to ensure compliance.

In addition, the overall regulatory framework for AI Technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced, or are currently considering, additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.

We are subject to financial and economic sanctions, export controls and similar laws, and non-compliance with such laws can subject us to administrative, civil, and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect our business, results of operations, financial condition and reputation.

Our platform and products are subject to U.S. export controls, including the Export Administration Regulations and economic sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control. We incorporate encryption technology into our platform. These encryption products and the underlying technology may be exported outside of the U.S. only with the required export authorizations, including by license, a license exception or other appropriate government authorizations.

Furthermore, our activities are subject to U.S. economic sanctions laws and regulations that restrict regulated persons from conducting transactions or dealings with certain countries, regions, governments and persons, and are subject to U.S. export control laws that regulate (and in some cases prohibit) the export, re-export, or transfer of items subject to the U.S. Export Administration Regulations. A violation of these laws or regulations could adversely affect our business, results of operations, financial condition and reputation.

Recent administrations have been critical of existing trade agreements and may impose more stringent sanctions, export and import controls. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities even if the export license ultimately may be granted. While we take precautions to prevent our AI Studio platform and hardware from being exported in violation of these laws, including obtaining authorizations for our platform, performing geolocation IP blocking and screenings against U.S. and other lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will prevent violations or allegations of violations of export control and sanctions laws. In addition, our employees, representatives, or other third parties acting on our behalf may engage in conduct for which we might be held responsible. Violations of U.S. sanctions or export control laws can expose us to reputational harm as well as significant fines or penalties, and possible incarceration for responsible employees and managers could be imposed for criminal violations of these laws, which could adversely affect our business, results of operations, financial condition and reputation.

If our partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected, through reputational harm as well as other negative consequences, including government investigations and penalties. We are in the process of incorporating export control compliance requirements into our strategic partner agreements; however, no assurance can be given that our partners will comply with such requirements.

Various countries regulate the import and export of certain encryption and other technology, including import and export licensing requirements. Some countries have enacted laws that could limit our ability to distribute our AI Studio platform or could limit our customers’ ability to implement our platform in those countries. Changes in our AI Studio platform or future changes in export and import regulations may create delays in the introduction of our AI Studio platform in international markets, prevent our customers with international operations from launching our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments or persons altogether. Various governmental agencies have proposed additional regulation of encryption technology, including the escrow and government recovery of private encryption keys. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons or technologies targeted by such regulations, could limit our ability to export or sell our platform to existing or potential customers with international operations. Any decreased use of our platform or limitation on our ability to export or sell our AI Studio platform would adversely affect our business, operating results and prospects.

Investment in the Company by non-U.S. investors may be subject to the jurisdiction of and review by CFIUS, which has the power to rescind or mitigate transactions, or impose monetary penalties for violations of CFIUS regulations. Because we develop technology that is deemed “critical” from a U.S. national security perspective, certain investments by non-U.S. persons or entities could trigger mandatory CFIUS filings before an investment is allowed to close.

We conduct, and Legacy Blaize conducted, a portion of its business with third-party ecosystem partners to provide defensive solutions that incorporate our products to various foreign and domestic government agencies, which are subject to unique risks.

Contracts with the U.S. or foreign governments are subject to extensive regulations, and new regulations, or changes to existing regulations, could increase Blaize’s or its third-party ecosystem partners’ compliance costs, including in the form of withheld payments and/or reduced future business if Blaize or its third-party ecosystem partners fail to comply with these requirements in the future, or otherwise have a material impact on Blaize’s or its third-party ecosystem partners’ business, which could negatively impact Blaize’s financial condition and operating results.

Contracts with the U.S. or foreign governments are also subject to a variety of other requirements and risks including government reviews, audits, investigations, False Claims Act cases, suspensions and debarments as well as other legal actions and proceedings that generally do not apply to purely commercial contracts. In addition, transactions involving government contractors may be subject to government review and approvals and may require the contractor to hold certain national security clearances in order to perform them.

We are subject to anti-corruption, anti-bribery, anti-money laundering and similar laws. Non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the UK Bribery Act of 2010, the UK Proceeds of Crime Act 2002, and other anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years. These laws are interpreted broadly and prohibits, among other things, providing, offering, or promising, directly or indirectly, anything of value to any foreign government official or employee, or any political party or official thereof, or candidate for political office to improperly influence, induce, obtain and retain business from, expedite or secure the performance of official acts of a routine nature, secure an improper advantage, or otherwise violate any of the Anti-Bribery laws, from such or any person.

As we increase our international sales and business and sales to the public sector, we may engage with partners and third-party intermediaries to market our services and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. Due to the expansive nature of the FCPA and other anti-corruption and anti-bribery laws, we can be held liable for corrupt or other illegal actions, even if seemingly innocent, of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities.

While we have policies and procedures to address compliance with such laws, our employees and agents could violate our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase. Additionally, the FCPA requires that we keep accurate books and records and maintain a system of adequate internal controls. Although we have taken precautions to prevent violations of these laws, we cannot provide assurance that our internal controls and compliance systems will always prevent misconduct by our employees, agents, third parties, or business partners.

Noncompliance with anti-corruption, anti-bribery or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, criminal prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, including treble damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially harmed. Responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, results of operations, and financial condition.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our operating results.

Our customer subscription and partner and services contracts are primarily denominated in U.S. dollars (“USD”), and therefore substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the USD could increase the real cost of our platform and products to our customers outside of the U.S., which could adversely affect our operating results. In addition, an increasing portion of our operating expenses is incurred and an increasing portion of our assets is held outside the U.S. These operating expenses and assets are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with currency fluctuations, our operating results could be adversely affected.

Our insurance costs may increase significantly, we may be unable to obtain the same level of insurance coverage and our insurance coverage may not be adequate to cover all possible losses we may suffer.

We generally renew our insurance policies annually. If the cost of coverage becomes too high or if we believe certain coverage becomes inapplicable, we may need to reduce our policy limits, increase retention amounts or agree to certain exclusions from our coverage to reduce the premiums to an acceptable amount or to otherwise reduce coverage for certain occurrences. On the other hand, we may determine that we either do not have certain coverage that would be prudent for our business and the risks associated with our business or that our current coverages are too low to adequately cover such risks. In either event, we may incur additional or higher premiums for such coverage than in prior years.

Among other factors, national security concerns, catastrophic events, pandemics or any changes in any applicable statutory requirement binding insurance carriers to offer certain types of coverage could also adversely affect available insurance coverage and result in, among other things, increased premiums on available coverage (which may cause us to elect to reduce our policy limits or not renew our coverage) and additional exclusions from coverage. As cyber incidents and threats continue to evolve, we may be required to expend additional, perhaps significant, resources to continue to update, modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Although we maintain and monitor our information technology systems and we have insurance coverage for protecting against cyber security risks, such systems and insurance coverage may not be sufficient to protect against or cover all the losses we may experience as a result of any cyber-attacks.

We may suffer damage due to a casualty loss (such as fire, natural disasters, pandemics and acts of war or terrorism) or other losses, such as those related to labor, professional liability or certain actions or inactions by our management, directors, employees or others, that could severely disrupt its business or subject us to claims by third parties who are injured or harmed. Although we maintain insurance that we believe to be adequate, such insurance may be inadequate or unavailable to cover all the risks to which our business and assets may be exposed, including risks related to certain litigation. Should an uninsured loss (including a loss that is less than the applicable deductible or that is not covered by insurance) or loss in excess of insured limits occur, it could have a significant adverse impact on our business, results of operations or financial condition.

Our ability to use our net operating losses and certain other attributes may be subject to certain limitations.

As of December 31, 2024, we had approximately $215.5 million and $149.9 million of federal and state net operating loss carryforwards, respectively. Certain of our U.S. federal and state net operating loss carryforwards may be carried forward indefinitely, while other of these loss carryforwards are subject to expiration (beginning in 2030). As of December 31, 2024, we had approximately $5.7 million and $4.3 million available to offset future U.S. federal and state income taxes payable, respectively. Certain of our U.S. federal tax credit carryforwards may be carried forward indefinitely, while other of these tax credit carryforwards are subject to expiration (beginning in 2035). As of December 31, 2024, we had approximately $1.1 million of foreign tax credits available to offset future India income taxes payable. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration (or that we will not generate taxable income at all). Under legislative changes made in December 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in March 2020, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to these federal tax laws.

In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Code, respectively, and similar provisions of state law, including limitations that may result from the consummation of the Business Combination. Under those sections of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have not yet determined whether the Business Combination will give rise to an “ownership change” for purposes of Section 382 and Section 383 of the Code. Furthermore, we may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, our ability to use our pre-change federal NOLs and other tax attributes to offset future taxable income and taxes could be subject to limitations. For these reasons, we may be unable to use a material portion of our NOLs and other tax attributes, which could adversely affect our future net income and cash flows.

Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could affect our business and future profitability.

Blaize is a U.S. corporation and thus will be subject to U.S. corporate income tax on its worldwide income. Further, since our operations and customers are located throughout the U.S., we will be subject to various U.S. state and local taxes. U.S. federal, state, local and non-U.S. tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us and may have an adverse effect on our business and future profitability. For example, several tax proposals have been set forth that would, if enacted, make significant changes to U.S. tax laws. Such proposals include an increase in the U.S. income tax rate applicable to corporations (such as Blaize). Congress may consider, and could include, some or all of these proposals in connection with tax reform that may be undertaken (including with retroactive effect). We are unable to predict whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect our business and future profitability.

We may be subject to additional obligations to collect and remit sales tax and other taxes. We may be subject to tax liability for past sales, which could harm our business.

State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added, and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our ecommerce platform in various jurisdictions is unclear. These jurisdictions’ rules regarding tax nexus are complex and vary significantly. As a result, jurisdictions in which we have not historically collected or accrued sales, use, value added, or other taxes could assert our liability for such taxes. Our liability for these taxes and associated penalties could exceed our original estimates. This could result in substantial tax liabilities and related penalties for past sales. It could also discourage customers from using our software solutions platform or otherwise harm our business and operating results.

Risks Related to Being a Public Company

The market price of our common stock is and could remain highly volatile, and has declined and may continue to decline regardless of our operating performance. You may lose some or all of your investment.

The trading price of our common stock is and could remain volatile and subject to significant fluctuations. The trading price of our common stock depends on many factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. We do not intend to pay cash dividends on our common stock for the foreseeable future.

Furthermore, the stock markets in general have experienced extreme volatility, which has sometimes been unrelated to the operating performance of the issuer. The trading price of our common stock may be adversely affected by third parties trying to drive down or drive up the market price. Short sellers and others, some of whom post anonymously on social media, may be positioned to profit if our stock declines or otherwise exhibits volatility, and their activities can negatively affect our stock price and increase the volatility of our stock price. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

In addition, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. Litigation of this type, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments.

If securities or industry analysts do not publish research or reports about our business or publish negative reports, the market price of our common stock could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We may be unable or slow to attract research coverage and if one or more analysts cease coverage of us, the price and trading volume of our securities would likely be negatively impacted. If any of the analysts that may cover us change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst that may cover us ceases covering us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our securities to decline. Moreover, if one or more of the analysts who cover us downgrades our common stock or if our reporting results do not meet their expectations, the market price of our common stock could decline.

Our ability to timely raise capital in the future may be limited, or may be unavailable on acceptable terms, if at all. Our failure to raise capital when needed could harm our business, operating results and financial condition. Debt issued to raise additional capital may reduce the value of our common stock.

We have funded our operations since inception primarily through the continued financial support from our shareholders and other related parties. We cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business.

We intend to continue to make investments to support our business and may require additional funds. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results and financial condition. If we incur debt, the terms of such debt, including the accrual of interest at fixed or variable interest rates, could restrict our operations, including our ability to pay dividends on our common stock. Moreover, as a result of widespread inflation in the global economy, certain governmental authorities responsible for administering monetary policy have recently increased, and may continue to increase, applicable central bank interest rates, which could increase the costs required to obtain debt financing in the future or refinance any such future indebtedness Furthermore, if we incur debt, the debt holders could have rights senior to holders of common stock to make claims on our assets. As a result, our stockholders bear the risk of future issuances of debt securities reducing the value of our common stock.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, the requirements of the Sarbanes-Oxley Act and the requirements of the Nasdaq, may strain our resources, increase our costs and require additional attention of management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we are subject to laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC and the requirements of the Nasdaq, which we were not required to comply with as a private company. As a newly public company as a result of the Business Combination, complying with these statutes, regulations and requirements will occupy a significant amount of time of our board of directors and management and significantly increases our costs and expenses. For example, we have to institute a more comprehensive compliance function, comply with rules promulgated by the Nasdaq, prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws, and establish new internal policies, such as those relating to insider trading. We also have to retain and rely on outside counsel and accountants to a greater degree in these activities. In addition, being subject to these rules and regulations make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officer.

Our management has limited experience in operating a public company and may not be able to adequately develop and implement the governance, compliance, risk management and control infrastructure and culture required for a public company, including compliance with the Sarbanes Oxley Act..

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage its transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to our management and growth. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the U.S. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that we will be required to expand its employee base and hire additional employees to support its operations as a public company which will increase its operating costs in future periods.

Some provisions of Delaware law and our certificate of incorporation and bylaws may deter third parties from acquiring us and diminish the value of our Common Stock.

Our certificate of incorporation and bylaws provide for, among other things:

•
the ability of our board of directors (the “Board”) to issue one or more series of preferred stock with voting or other rights or preferences that could have the effect of impeding the success of an attempt to acquire us or otherwise effect a change in control;
•
prohibit cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•
advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at stockholder meetings; and
•
certain limitations on convening special stockholder meetings.

In addition, in our certificate of incorporation, we have not opted out of Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in certain “business combinations” with any “interested stockholder” for a three‑year period following the time that the stockholder became an interested stockholder, unless:

•
prior to such time, the board of directors approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder;
•
upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of voting stock outstanding at the time the transaction commenced, excluding certain shares; or
•
at or subsequent to that time, the business combination is approved by our Board and by the affirmative vote of holders of at least two‑thirds of the votes of our outstanding voting stock that is not owned by the interested stockholder.

Generally, a “business combination” includes a merger, asset or stock sale or other transaction resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an “interested stockholder” is a person who, together with that person’s affiliates and associates, owns, or within the previous three years owned, 15% or more of the votes of our outstanding voting stock. For purposes of this provision, “voting stock” means any class or series of stock entitled to vote generally in the election of directors.

Under certain circumstances, this provision will make it more difficult for a person who would be an “interested stockholder” to effect various business combinations with us for a three‑year period. This provision may encourage companies interested in acquiring us to negotiate in advance with our board of directors because the stockholder approval requirement would be avoided if our Board approves either the business combination or the transaction that results in the stockholder becoming an interested stockholder. These provisions also may have the effect of preventing changes in our Board and may make it more difficult to accomplish transactions that stockholders may otherwise deem to be in their best interests.

These provisions in our certificate of incorporation and our bylaws, as well as Delaware law, may discourage, delay or prevent a transaction involving a change in control of us that is in the best interest of its minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our Common Stock if they are viewed as discouraging future takeover attempts. These provisions could also make it more difficult for stockholders to nominate directors for election to our board of directors and take other corporate actions.

We are an emerging growth company within the meaning of the Securities Act and a smaller reporting company within the meaning of the Exchange Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an emerging growth company within the meaning of the Securities Act, as modified by the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from say‑on‑pay, say‑on‑frequency and say‑on‑golden parachute voting requirements. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year: (a) following January 13, 2030, the fifth anniversary of the Closing; (b) in which we have total annual gross revenue of at least $1,235,000,000; or (c) in which we are deemed to be a large accelerated filer, which means the market value of the shares of our Common Stock that are held by non‑affiliates exceeds $700,000,000 as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1,000,000,000 in non‑convertible debt securities during the prior three‑year period.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non‑emerging growth companies but any such election to opt out is irrevocable. We intend to take advantage of the benefits of this extended transition period.

We cannot predict whether investors will find our securities less attractive because we rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes‑Oxley Act could negatively impact our business.

As a public company, we are subject to Section 404 of the Sarbanes‑Oxley Act and are required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes‑Oxley Act are significantly more stringent than those required of us as a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. If our management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, and our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting at such time as it is required to do so, and material weaknesses in our internal control over financial reporting are identified, we could be subject to regulatory scrutiny, a loss of public and investor confidence, prevent us from obtaining capital on favorable terms or at all, and to litigation from investors and stockholders, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes, and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our business, financial condition, and results of operations. Failure to comply with the Sarbanes‑Oxley Act could potentially subject us to sanctions or investigations by the SEC, Nasdaq or other regulatory authorities, which would require additional financial and management resources.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have in place certain infrastructure, systems, policies, and procedures that are designed to proactively and reactively address circumstances that arise when unexpected events such as a cybersecurity incident occur. These include processes for assessing, identifying, and managing material risks from cybersecurity threats. Our information security management program generally follows processes outlined in frameworks such as the International Organization for Standardization's (“ISO”) international standard for Information Security (“ISO 27001”) and the National Institute of Standards and Technology's Cybersecurity Framework 2.0 (“NCSF”) and we evaluate and evolve our security measures as appropriate. As of December 31, 2024, we have not completed all of the requirements to be ISO 27001 or NCSF certified. We consult with external parties, such as cybersecurity firms and risk management and governance experts, on risk management and strategy.

Identifying, assessing, and managing cybersecurity risk is integrated into our overall risk management systems and processes, and we have in place cybersecurity and data privacy training and policies designed to (a) respond to new requirements in global privacy laws and (b) prevent, detect, respond to, mitigate and recover from identified and significant cybersecurity threats.

We also have a vendor risk assessment process consisting of the distribution and review of supplier questionnaires designed to help us evaluate cybersecurity risks that we may encounter when working with third parties that have access to confidential and other sensitive company information. We take steps designed to ensure that such vendors have implemented data privacy and security controls that help mitigate the cybersecurity risks associated with these vendors. We routinely assess our high-risk suppliers’ conformance to industry standards (e.g., ISO 27001, ISO's international standard for Supply Chain Security Management (“ISO 28001”), the NCSF, and the Customs-Trade Partnership Against Terrorism), and evaluate them for additional information, product, and physical security requirements.

Refer to “Item 1A. Risk Factors” in this Annual Report for additional information about risks related to cybersecurity.

Governance

Information security matters, including managing and assessing risks from cybersecurity threats, remain under the oversight of the Company’s Board of Directors, or the Board. The Audit Committee of the Board, or the Audit Committee, also reviews the adequacy and effectiveness of the Company’s information security policies and practices and the internal controls regarding information security risks. The Audit Committee receives regular information security updates from management. The Board also receives annual reports on information security matters from members of our security team.

Our security efforts are managed by a team of IT, engineering, operations, and legal professionals. We have established a cross-functional leadership team, consisting of executive-level leaders, that meets regularly to review cybersecurity matters and evaluate emerging threats. With oversight and guidance provided by the cross-functional leadership team, our information security teams refine our practices to address emerging security risks and changes in regulations. Our leadership team also participates in cybersecurity incident response efforts by engaging with the incident response team and helping direct the company’s response to and assessment of certain cybersecurity incidents.

We have designated a Network and Security Engineer, who reports to the Director of IT & Security, to assess and manage our material cybersecurity risks and threats. In this role, the Network and Security Engineer installs and manages our corporate firewalls, Enterprise Infrastructure engineering, and network analysis, but also supports our incident response and vulnerability management efforts. With over 10 years of experience in cybersecurity, the Engineer ensures our controls remain effective and that any emerging threats are promptly addressed.

Item 2. Properties.

Our corporate headquarters are located in El Dorado Hills, California where we lease approximately 1,753 square feet of office space pursuant to a lease that expires on June 15, 2025. Our El Dorado Hills premises contains administrative functions of the company. We also lease approximately 4,192 square feet of office space pursuant to a lease that expires on September 1, 2026. Our San Jose premises contains engineering and research and development functions of the company.

We lease approximately 35,000 square feet of office space in Hyderabad, India pursuant to leases that expire on September 30, 2028. Our India premises contains engineering, research and development, and administrative functions of the company.

We lease approximately 1,000 square feet of office space in the United Kingdom pursuant to a lease that expires on August 9, 2029. Our U.K. premises contains engineering, research and development, and administrative functions of Blaize. We also lease approximately 1,500 square feet of office space in the United Kingdom pursuant to a lease that expires on July 15, 2025, which contains engineering and R&D functions for Blaize.

We believe that our office and other space is adequate for our current needs and, should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. Except as listed below, we are not currently a party to any litigation or legal proceedings that, in the opinion of our management, may have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Jefferies LLC v. Blaize Holdings, Inc. (formerly known as BurTech Acquisition Corp.)

On September 9, 2024, BurTech entered into an Advisory Services Engagement Letter with Jefferies to serve as its exclusive capital markets advisor in connection with the contemplated transaction involving Legacy Blaize (i.e. the Business Combination) (the “Jefferies Engagement Letter”).

On April 7, 2025, Jefferies commenced a lawsuit against the Company in the Supreme Court of the State of New York, County of New York, seeking summary judgment in lieu of complaint. The lawsuit alleges that pursuant to the Jefferies Engagement Letter, Jefferies was entitled to receive a fee of $4,500,000 conditional on the Closing of the Business Combination, with the option for the Company to defer up to $1,000,000 of this fee for up to 12 months post-closing, and $500,000 in reimbursable expenses. Jefferies alleges that as of March 31, 2025, no fees have been paid to Jefferies under the Jefferies Engagement Letter. Jefferies seeks $3,500,000 for its fees, as well as $500,000 in expense reimbursement, as well as pre-and post-judgment interest and attorneys’ fees and legal costs incurred in connection with the lawsuit. The Company has retained counsel and intends to vigorously defend the litigation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock and warrants are traded on the Nasdaq under the ticker symbols “BZAI” and “BZAIW,” respectively (formerly BRKH and BRKHW, respectively, as well as common stock units under BRKHU).

Stockholders

As of March 31, 2025, there were 319 holders of record of our common stock and 2 holders of record of our Public Warrants. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have historically not declared or paid cash dividends on our capital stock. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

We currently intend to retain any future earnings and do not expect to pay any cash dividends for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent on a number of factors, including our earnings, capital requirements and overall financial conditions.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans required by this item will be contained in our definitive proxy statement pursuant to Regulation 14A (our “2025 Proxy Statement,”) which we will file no later than 120 days after December 31, 2024, and is hereby incorporated by reference.

Recent Sales of Unregistered Equity Securities

On January 13, 2025, immediate following Closing and pursuant to the PIPE Subscription Agreements, the Company issued 1,540,300 shares of Common Stock, at a price of $10.00 per share for an aggregate PIPE Investment of $15,403,000 in accordance with the terms of the PIPE Subscription Agreements. The shares of Common Stock issued in the PIPE Investments were offered in a private placement under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the PIPE Subscription Agreements.

On February 10, 2025, in connection with that certain Letter Agreement, dated December 23, 2024, by and between the Company and Roth Capital Partners, LLC (“Roth”), we issued approximately 63,157 shares of common stock to Roth in a private placement under the Securities Act. Further, on February 10, 2025, in connection with that certain Letter Agreement, dated January 13, 2025, by and between Legacy Blaize and Craig-Hallum Capital Group LLC and its affiliates (“Craig-Hallum”), we issued (i) 31,792 shares of common stock to Craig-Hallum and (ii) warrants exercisable for up to 50,000 shares of common stock at a price of $11.50 per share (the “CMA Warrants”), in each case, in a private placement under the Securities Act.

The issuance of these securities was made pursuant to 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D, and the rules promulgated thereunder, to accredited investors. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering.

Use of Proceeds from Registered Offerings

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated, references to “we”, “us”, “our”, “BurTech” or the “Company” in this Item 7. are to BurTech Acquisition Corp. before the consummation of the Business Combination, references to “Blaize” are to Blaize Holdings, Inc. after the consummation of the Business Combination and references to "Legacy Blaize" are to Blaize, Inc. before the consummation of the Business Combination. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto included in Item 8. of this Annual Report. The financial information included in this Item 7. is that of BurTech prior to the Business Combination, as the Business Combination was consummated subsequent to the period covered by the audited consolidated financial statements in Item 8. of this Annual Report.

Overview

We were a blank check company incorporated in Delaware on March 2, 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Recent Events

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

Pursuant to the Second Trust Amendment, the Company had the right to extend the time to complete a business combination twelve (12) times, each such extension for an additional one (1) month period (each an “Extension”), until December 15, 2024, by depositing into the Trust Account the lesser of $0.03 per unredeemed share of Class A common stock or $150,000 (the “Extension Payment”) for each one-month Extension. On January 16, 2024, February 9, 2024, and March 12, 2024, the Sponsor deposited $130,370 on each date into the Trust Account to extend the life of the Company from January 15, 2024 to April 15, 2024. On April 10, 2024, May 10, 2024 and June 12, 2024 the Sponsor deposited $130,370 on each date into the Trust Account to extend the life of the Company from April 15, 2024 to July 15, 2024. On July 12, 2024, August 14, 2024, September 21, 2024,October 15, 2024 and November 13, 2024 the Sponsor deposited $130,370 on each date into the Trust Account to extend the life of the Company from April 15, 2024 to December 15, 2024.

In connection with the stockholders’ vote at the Third Special Meeting of stockholders held by the Company on December 9, 2024, the Company’s stockholders redeemed 241,120 shares during the Third Special Meeting. As a result, approximately $2.7 million (approximately $11.51 per share) was removed from the Company’s trust account to pay such holders. The amount was removed from the Trust Account on December 12, 2024. In conjunction with these redemptions, the stockholders also voted on extending the extended liquidation from December 15, 2024 to May 15, 2025, (the “extended liquidation date”) extending the life of the Company to complete an initial business combination. The Company had the right to extend the time to complete a business combination until May 15, 2025, by depositing into the Trust Account the lesser of $0.05 per unredeemed share of Class A common stock or $205,227 (the “New Extension Payment”) for each one-month Extension. On December 15, 2024 the Sponsor deposited $205,227 into the Trust Account to extend the life of the Company to January 15, 2025.

Business Combination

As previously announced, on December 22, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Merger Sub a Delaware corporation and a direct, wholly owned subsidiary of the Company, Legacy Blaize, and, solely for the limited purposes set forth therein, Burkhan Capital LLC, a Delaware limited liability company (“Burkhan”), pursuant to which Merger Sub merged with and into Legacy Blaize, whereupon the separate corporate existence of Merger Sub ceased and Legacy Blaize survived such merger and continued in existence as a direct, wholly owned subsidiary of the Company, on the terms and subject to the conditions set forth therein (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”). In connection with the consummation of the Business Combination, BurTech was renamed “Blaize Holdings, Inc.”

Special Meeting and Closing of the Transactions

On December 23, 2024, we held a special meeting of stockholders (the “Special Meeting”), at which the BurTech stockholders considered and adopted, among other matters, a proposal to approve the Business Combination, including (a) adopting the Merger Agreement and (b) approving the other transactions contemplated by the Merger Agreement.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, following the Special Meeting, on January 13, 2025 (the “Closing Date”), the Business Combination was consummated (the “Closing”).

Registration Rights Agreement

On the Closing Date, in connection with the consummation of the Business Combination and as contemplated by the Merger Agreement, we and certain stockholders of Legacy Blaize, the Sponsor and BurTech entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which we agreed to file a shelf registration statement with respect to the registrable securities under the Registration Rights Agreement within thirty (30) calendar days of the closing of the Business Combination. Certain Legacy Blaize stockholders and BurTech stockholders may each request to sell all or any portion of their registrable securities in an underwritten offering up to two times total and up to twice in any 12-month period, so long as the total offering price is reasonably expected to exceed $50.0 million. We also agreed to provide customary “piggyback” registration rights. The Registration Rights Agreement also provides that we will pay certain expenses relating to such registrations and indemnify the stockholders against certain liabilities.

On the Closing Date, in connection with the consummation of the Business Combination and as contemplated by the Merger Agreement, we and certain stockholders of Legacy Blaize, entered into a registration rights agreement (the “Ava Registration Rights Agreement”), pursuant to which we agreed to file a shelf registration statement with respect to the registrable securities under the Registration Rights Agreement within four (4) business days of the closing of the Business Combination. Certain Legacy Blaize stockholders may each request to sell all or any portion of their registrable securities in an underwritten offering up to two times total and up to twice in any 12-month period, so long as the total offering price is reasonably expected to exceed $25.0 million. We also agreed to provide customary “piggyback” registration rights. The Ava Registration Rights Agreement also provides that we will pay certain expenses relating to such registrations and indemnify the stockholders against certain liabilities.

The foregoing description of each of the Registration Rights Agreement and Ava Registration Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Registration Rights Agreement and Ava Registration Rights Agreement filed as exhibits to Blaize’s Current Report on Form 8-K, filed with the SEC on January 17, 2025.

Lock-up Agreement

On the Closing Date, in connection with the consummation of the Business Combination and as contemplated by the Merger Agreement, we entered into lock-up agreements (the “Lock-up Agreements”) with (i) certain of Blaize’s directors and officers, (ii) certain stockholders of Blaize and (iii) Burkhan, in each case, restricting the transfer of Blaize common stock and any shares of Blaize common stock issuable upon the exercise or settlement, as applicable, of Blaize Options or Blaize RSUs (each as defined in the Merger Agreement) held by it immediately after the Merger. The restrictions under the Lock-up Agreements began at Closing and end on the earlier of (x) the date that is 180 days after the Closing Date, (y) the last reported sale price of Blaize common stock reaching $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing and (z) the liquidation of Blaize.

Amendment to Underwriting Agreement

On April 26, 2024, the Company and EF Hutton amended the Underwriting Agreement signed on December 10, 2021. In lieu of the Company paying the full Deferred Underwriting Commission, EF Hutton agreed to accept a $1,500,000 cash payment at the Closing of a Business Combination, which was paid in full to EF Hutton on the Closing Date and the Company’s obligation to deliver the Deferred Underwriting Commission has been fulfilled.

Backstop Subscription Agreement

On April 22, 2024, the Sponsor entered into a backstop subscription agreement (the “Backstop Subscription Agreement”) with the Company and Legacy Blaize. Pursuant to the Backstop Subscription Agreement, in the event that the amount of cash in the

Company’s trust account following redemptions and before payment of expenses (the “Trust Amount”) is less than $30,000,000 (the “Backstop Amount”), the Sponsor shall purchase, prior to or substantially concurrently with the closing of the Business Combination, a number of shares of Class A common stock of the Company equal to the quotient of (a) the difference of (x) $30,000,000 minus (y) the Trust Amount divided by (b) $10.00, at a per share purchase price of $10.00 per share.

The Company accounts for its Backstop Subscription Agreement in accordance with the guidance contained in ASC 815-40, “Derivatives and Hedging”, under which the Backstop Subscription Agreement does not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classified the Backstop Subscription Agreement as a liability at its fair value and adjusts the Backstop Subscription Agreement to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations (see Note 9 to the consolidated financial statements in Item 8. of this Annual Report).

The Backstop Subscription Agreement was waived at the time of the execution of the Non-Redemption Agreement (as defined below).

Non-Redemption Agreement

On or around December 31, 2024, the Company entered into agreements (each, a “Non-Redemption Agreement” and collectively, the “Non-Redemption Agreements”) with one or more unaffiliated stockholders of the Company (each, an “Investor”) who agreed not to redeem (or validly rescind any redemption requests on) their shares of Class A common stock, par value $0.0001 per share of the Company (“Non-Redeemed Shares”), in connection with the Special Meeting. In exchange for the foregoing commitments not to redeem the Non-Redeemed Shares, Legacy Blaize and the Sponsor, have agreed to guarantee that each Investor receives a return of $1.50 per Non-Redeemed Share whether Investor (i) sells the Non-Redeemed Shares in the open market or (ii) exercises its option to require the Company to repurchase the Non-Redeemed Shares in accordance with the Non-Redemption Agreement. Entering into the Non-Redemption Agreement is expected to increase the amount of funds that remain in the Company’s trust account following the Business Combination.

The Company accounts for its Non-Redemption Agreement in accordance with the guidance contained in ASC 815-40, “Derivatives and Hedging”, under which the Non-Redemption Agreement does not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classified the Backstop Subscription Agreement as a liability at its fair value and adjusts the Non-Redemption Agreement to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations (see Note 9 to the consolidated financial statements in Item 8. of this Annual Report).

PIPE Subscription Agreements

In connection with the Business Combination, between December 31, 2024 and January 13, 2025 the Company and Legacy Blaize entered into subscription agreements (the “PIPE Subscription Agreements”) with certain unaffiliated third-party investors and Burkhan Capital LLC (each, a “PIPE Investor” and collectively, the “PIPE Investors”), pursuant to which, among other things, the Company agreed to issue and sell to the PIPE Investors, and the PIPE Investors agreed to subscribe for and purchase 1,540,300 shares of the Company’s common stock, par value $0.0001 per share (“PIPE Shares”) at a purchase price of $10.00 per share for an aggregate purchase price of $15,403,000, in a private placement. The transactions contemplated by the PIPE Subscription Agreement (the “PIPE Investment”) are expected to consummate substantially concurrently with the Closing.

On January 13, 2025, immediately following the Closing, the Company issued 1,540,300 shares of Common Stock, at a price of $10.00 per share for an aggregate PIPE Investment of $15,403,000 in accordance with the terms of the PIPE Subscription Agreements. The shares of Common Stock issued in the PIPE Investments were offered in a private placement under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the PIPE Subscription Agreements

Under the terms of the PIPE Subscription Agreements, the Company was obligated to file a registration statement to register for the resale of all the PIPE Shares within forty-five (45) calendar days of the Closing, and to use its commercially reasonable efforts to cause such registration statement to become effective as soon as practicable after the filing there of. On January 17, 2025, we filed a Registration Statement on Form S-1 to register the resale of such PIPE Shares.

Results of Operations

We have neither engaged in any operations nor generated any revenues through the date of our Business Combination. Our only activities through December 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest dividends on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses.

For the year ended December 31, 2024, we had a net loss of $4,113,532, which consisted of change in fair value of derivative liability – Non-Redemption Agreement of $1,084,963, operating costs, penalties and interest related to excise taxes, and franchise taxes of $4,976,528, and provision for income taxes of $517,179, partially offset by interest from investments held in our Trust Account of $2,465,138.

For the year ended December 31, 2023, we had a net income of $1,339,142, which consisted of interest from investments held in our Trust Account of $5,751,596, offset by $3,384,810 in operating costs and franchise taxes and provision for income taxes of $1,027,644.

Liquidity and Going Concern

As of December 31, 2024, the Company had $1,506 in cash, $757,336 in restricted cash and $47,558,112 in investments held in trust. Restricted cash is held exclusively for payment of current tax liabilities. As of December 31, 2024, $4,214,138 of the amount on deposit in the Trust Account represents interest income.

Our liquidity needs up to December 31, 2024 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of $1,500,000, working capital advances from the Sponsor and the net proceeds from the consummation of the Initial Public Offering held outside of the trust account. As of December 31, 2024, the Company had $1,500,000 outstanding under a Convertible Promissory Note and $2,971,258 outstanding as advances from the Sponsor.

Until the consummation of a Business Combination, the Company will use the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company completed its Business Combination on January 13, 2025.

On September 9, 2024, BurTech entered into an Advisory Services Engagement Letter with Jefferies to serve as its exclusive capital markets advisor in connection with the contemplated transaction involving Legacy Blaize (i.e., the Business Combination) (the “Jefferies Engagement Letter”), pursuant to which Jefferies would be eligible for a fee of $4,500,000 contingent upon the closing of a Business Combination and for reimbursement of expenses up to $500,000.

On April 7, 2025, Jefferies commenced a lawsuit against the Company in the Supreme Court of the State of New York, County of New York, seeking summary judgment in lieu of complaint. The lawsuit alleges that pursuant to the Jefferies Engagement Letter, Jefferies was entitled to receive a fee of $4,500,000 conditional on the Closing of the Business Combination, with the option for the Company to defer up to $1,000,000 of this fee for up to 12 months post-closing, and $500,000 in reimbursable expenses. Jefferies alleges that as of March 31, 2025, no fees have been paid to Jefferies under the Jefferies Engagement Letter. Jefferies seeks $3,500,000 for its fees, as well as $500,000 in expense reimbursement, as well as pre-and post-judgment interest and attorneys’ fees and legal costs incurred in connection with the lawsuit. Such contingent obligation could require the use of cash or impact the collection of cash in future periods; however, we are unable to accurately predict the timing and estimate the amount of such contingent obligation as of December 31, 2024.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification Subtopic 205-40, “Presentation of Consolidated Financial Statements – Going Concern,” Management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date the consolidated financial statements contained in Annual Report are issued.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our financial advisor a monthly fee of $10,000 for office space, utilities and administrative support. Upon completion of our Business Combination, we will cease paying these monthly fees.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting estimates:

Common Stock Subject to Possible Redemption

As of December 31, 2024, we accounted for our shares of BurTech Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2024 and 2023, 4,104,543 and 4,345,663 Class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

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

Derivative Liability - Backstop Subscription Agreement

The Company accounts for its Backstop Subscription Agreement (see Note 6 to the consolidated financial statements in Item 8. of this Annual Report) in accordance with the guidance contained in ASC 815-40, “Derivatives and Hedging”, under which the Backstop Subscription Agreement does not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classified the Backstop Subscription Agreement as a liability at its fair value and adjusts the Backstop Subscription Agreement to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Backstop Subscription Agreement is valued using a Probability Weighted Expected Return Model (“PWERM”). The Backstop Subscription Agreement was waived at the execution of the Non-Redemption Agreement.

Derivative Liability – Non-Redemption Agreement

The Company accounts for its Non-Redemption Agreement (see Note 6 to the consolidated financial statements in Item 8. of this Annual Report) in accordance with the guidance contained in ASC 815-40, “Derivatives and Hedging”, under which the Non-Redemption Agreement does not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classified the Non-Redemption Agreement as a liability at its fair value and adjusts the Non-Redemption Agreement to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Non-Redemption Agreement is valued using a Monte Carlo model.

Net Income Per Common Stock

We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 29,648,250 potential common stocks for outstanding warrants to purchase our shares were excluded from diluted (losses) earnings per share for the year ended December 31, 2024 and 2023 because the warrants are contingently exercisable, and the contingencies have not yet been met and its inclusion would be anti-dilutive. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common stock for the periods.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. Our management does not believe the adoption of ASU 2023-09 will have a material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted ASU 2023-07 as required for the year ended December 31, 2024. The adoption requires us to provide additional disclosures, but otherwise it does not materially impact our consolidated financial statements.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

The financial information included in this Item 8. is that of BurTech Acquisition Corp. prior to the Business Combination, as the Business Combination was consummated subsequent to the period covered by these audited financial statements.

BLAIZE HOLDINGS, INC. (F/K/A BURTECH ACQUISITION CORP.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Blaize Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blaize Holdings, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2021 to 2024.

New York, NY

April 14, 2025

BLAIZE HOLDINGS, INC. (F/K/A BURTECH ACQUISITION CORP.)

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2024	2023
Assets
Current assets:
Cash	$1,506	$—
Restricted cash	757,336	843,313
Due from sponsor	—	318,888
Trust Account - Restricted for Redeeming Shareholders	—	24,539,002
Total current assets	758,842	25,701,203
Investments held in Trust Account	47,558,112	46,893,175
Total assets	$48,316,954	$72,594,378
Liabilities and stockholders' deficit
Current liabilities:
Accrued expenses	$4,882,163	$2,123,846
Franchise tax payable	200,000	35,800
Due to Trust Account	—	318,888
Redeemed stock payable to public stockholders	—	24,539,002
Convertible promissory note - related party	1,500,000	810,345
Advances from sponsor	2,971,258	—
Income tax payable	517,179	1,027,644
Derivative liability - Non-Redemption Agreement	1,084,963	—
Excise tax payable	2,861,625	2,523,150
Total current liabilities	14,017,188	31,378,675
Deferred underwriting commission	10,062,500	10,062,500
Total liabilities	24,079,688	41,441,175
Commitments and contingencies (Note 6)
Class A common stock subject to possible redemption, 4,104,543 and 4,345,663 shares at redemption value of approximately $11.60 and $10.81 as of December 31, 2024 and 2023, respectively	47,598,269	46,991,932
Stockholders' deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 10,816,995 shares issued and outstanding (excluding 4,104,543 and 4,345,663 shares subject to possible redemption) as of December 31, 2024 and 2023, respectively.	1,082	1,082
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5 shares issued and outstanding as of December 31, 2024 and 2023	—	—
Additional paid-in capital	—	—
Accumulated deficit	(23,362,085)	(15,839,811)
Total stockholders' deficit	(23,361,003)	(15,838,729)
Total liabilities and stockholders' deficit	$48,316,954	$72,594,378

The accompanying notes are an integral part of these audited consolidated financial statements.

BLAIZE HOLDINGS, INC. (F/K/A BURTECH ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023
Operating costs	$4,459,541	$3,040,539
Penalties and interest on excise tax	310,728	—
Franchise tax expense	206,259	344,271
Loss from operations	(4,976,528)	(3,384,810)

Other income, net
Interest income earned on Trust Account	2,465,138	5,751,596
Change in fair value of derivative liability – Non-Redemption Agreement	(1,084,963)	—
Total other income, net	1,380,175	5,751,596

Income (loss) before provision for income taxes	(3,596,353)	2,366,786
Provision for income taxes	(517,179)	(1,027,644)
Net income (loss)	$(4,113,532)	$1,339,142

Class A common stock subject to redemption:
Weighted average shares outstanding, basic and diluted	4,333,146	10,578,271
Net income (loss) per share, basic and diluted	$(0.27)	$0.06
Non-redeemable Class A common stock:
Weighted average shares outstanding, basic and diluted	10,816,995	1,803,670
Net income (loss) per share, basic and diluted	$(0.27)	$0.06
Class B common stock:
Weighted average shares outstanding, basic and diluted	5	9,071,610
Net income (loss) per share, basic and diluted	$(0.27)	$0.06

The accompanying notes are an integral part of these audited consolidated financial statements.

BLAIZE HOLDINGS, INC. (F/K/A BURTECH ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	10,816,995	$1,082	5	$—	$—	$(15,839,811)	$(15,838,729)
Accretion for common stock subject to redemption amount	—	—	—	—	—	(3,380,995)	(3,380,995)
Excise tax liability arising from redemption of Class A shares	—	—	—	—	—	(27,747)	(27,747)
Net loss	—	—	—	—	—	(4,113,532)	(4,113,532)
Balance as of December 31, 2024	10,816,995	$1,082	5	$—	$—	$(23,362,085)	$(23,361,003)

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	1,329,500	$133	9,487,500	$949	$—	$(10,145,752)	$(10,144,670)
Conversion of Class B to Class A Shares	9,487,495	949	(9,487,495)	(949)	—	—	—
Stockholder Non-Redemption Agreement	—	—	—	—	—	8,758,683	8,758,683
Stockholder Non-Redemption Agreement	—	—	—	—	—	(8,758,683)	(8,758,683)
Excise tax liability arising from redemption of Class A shares	—	—	—	—	—	(2,523,150)	(2,523,150)
Accretion for common stock subject to redemption amount	—	—	—	—	—	(4,510,051)	(4,510,051)
Net income	—	—	—	—	—	1,339,142	1,339,142
Balance as of December 31, 2023	10,816,995	$1,082	5	$—	$—	$(15,839,811)	$(15,838,729)

The accompanying notes are an integral part of these audited consolidated financial statements

BLAIZE HOLDINGS, INC. (F/K/A BURTECH ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(4,113,532)	$1,339,142
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(2,465,138)	(5,751,596)
Penalties and interest on excise taxes	310,728	—
Change in fair value of derivative liability – Non-Redemption Agreement	1,084,963	—
Changes in current assets and liabilities:
Prepaid expenses and other current assets	—	186,532
Accrued expenses	2,722,517	1,618,895
Franchise tax payable	200,000	35,800
Income tax payable	(510,465)	235,886
Net cash used in operating activities	(2,770,927)	(2,335,341)

Cash flows from investing activities:
Cash withdrawn from Trust Account used to pay franchise and income taxes	664,839	1,314,246
Principal deposits into Trust Account for Extension	(1,639,296)	(130,370)
Restricted Cash	—	843,313
Due from Sponsor	—	318,888
Cash withdrawn from Trust Account in connection with redemptions	2,774,658	227,776,035
Net cash provided by investing activities	1,800,201	230,122,112

Cash flows from financing activities:
Proceeds from advances from Sponsor	2,971,258	—
Proceeds from convertible promissory note – related party	689,655	810,345
Redemptions of Common Stock	(2,774,658)	(227,776,035)
Net cash provided by (used in) financing activities	886,255	(226,965,690)

Net change in cash and restricted cash	(84,471)	821,081
Cash and restricted cash – beginning of period	843,313	22,232
Cash and restricted cash – end of period	$758,842	$843,313

Supplemental cash flow disclosures;
Cash paid for income taxes	$1,027,644	$791,758

Supplemental non-cash disclosures;
Excise tax liability arising from redemption of Class A shares	27,747	2,523,150
Accretion of Class A common stock subject to possible redemption	3,380,995	4,510,051

Reconciliation of cash and restricted cash:
Cash – beginning of period	—	22,232
Restricted cash – beginning of period	843,313	—
Cash and restricted cash – beginning of period	$843,313	$22,232

Cash – end of period	$1,506	$—
Restricted cash – end of period	757,336	843,313
Cash and restricted cash – end of period	$758,842	$843,313

The accompanying notes are an integral part of these audited consolidated financial statements.

BLAIZE HOLDINGS, INC. (F/K/A BURTECH ACQUISITION CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

BurTech Acquisition Corp. ("BurTech" or the “Company”) is a blank check company incorporated in Delaware on March 2, 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

The Company has one wholly owned inactive subsidiary, BurTech Merger Sub Inc. (the “Merger Sub”), a Delaware corporation, formed on December 6, 2023. The Company’s sponsor is BurTech LP LLC, (the “Sponsor”).

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from March 2, 2021 (inception) through December 31, 2024 relates to the Company’s formation and the Initial Public Offering (the “IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

Business Combination

On December 22, 2023, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, BurTech Merger Sub Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“ Merger Sub”), Blaize, Inc., a Delaware corporation (“Legacy Blaize”), and, solely for the limited purposes set forth therein, Burkhan Capital LLC, a Delaware limited liability company (“Burkhan”), pursuant to which Merger Sub will merge with and into Legacy Blaize, whereupon the separate corporate existence of Merger Sub will cease and Legacy Blaize will be the surviving company and continue in existence as a direct, wholly owned subsidiary of BurTech, on the terms and subject to the conditions set forth therein (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”). In connection with the consummation of the Business Combination, BurTech will be renamed “Blaize Holdings, Inc.” (“Blaize”).

On April 22, 2024, the Company entered into an amendment of its Merger Agreement which modified certain terms and conditions as follows:

•
The Company entered into an additional letter agreement which modified its convertible note financing and certain lock-up provisions which will exist in the closing of the Company’s Business Combination.
•
The Company entered into an additional letter agreement in connection with its convertible note financing subject to funding conditions which will exist in the closing of the Company’s Business Combination.
•
The Sponsor and the Company entered into an additional letter agreement, under which the Sponsor agreed to forfeit 2,000,000 Company Shares to be effective immediately prior to the closing of the Business Combination.
•
The Merger Agreement Amendment also revised the aggregate reserve size under the 2025 Plan and 2025 ESPP (each as defined below) to 20% of the aggregate number of shares of the Company’s common stock issued and outstanding immediately after the closing of the Business Combination and the evergreen percentage for the 2025 Plan to 7% of the aggregate number of shares of the Company’s common stock issued and outstanding on the last day of the calendar year immediately preceding the year of the applicable evergreen increase.
•
The Company, Merger Sub, Legacy Blaize and Burkhan amended the Agreement and Plan of Merger, amending the original Merger Agreement to make the following adjustments:
o
Increasing the Base Purchase Price from $700 million to $767 million.
o
Acknowledged that the Legacy Blaize Note Financing and the Legacy Blaize Warrant Financing constitute a Company Financing for all purposes of the Merger Agreement.
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
o
Added a new definition of “Proportionate Shares Number,” which means (a) 325,000 Company Shares multiplied by (b.) the Cash Ratio; (viii) Added a closing condition for the benefit of Legacy Blaize requiring that the sum of the Trust Amount plus the amount of funds received pursuant to the Backstop Subscription Agreement shall be no less than the Backstop Amount.
o
Additionally, adjustments were made to various definitions and covenants to reflect the funding commitment of the Sponsor pursuant to the Backstop Subscription Agreement and the amounts of certain convertible notes and pre-funded warrants Burkhan, its affiliates or nominees purchased from the Company.

BLAIZE HOLDINGS, INC. (F/K/A BURTECH ACQUISITION CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

On October 24, 2024, the Company, Legacy Blaize and Burkhan entered into an Amendment No. 2 to Agreement and Plan of Merger (the “Second Amendment to Merger Agreement”). The Second Amendment to Merger Agreement amended the original merger agreement to revise the Blaize Board designees to be comprised of nine members, including four individuals to be designated by Legacy Blaize (rather than two individuals to be designated by the Sponsor and two individuals to be designated by Legacy Blaize in the previous merger agreement) and five independent directors, designated by Legacy Blaize after consultation, in good faith, with the Company regarding the determination of the independent directors, with Lane M. Bess to be designated as the Chairman until a new chairperson is appointed by the Blaize Board.

On November 21, 2024, the Company, Legacy Blaize and Burkhan entered into an Amendment No. 3 to Agreement and Plan of Merger (the “Third Amendment to Merger Agreement”). The Third Amendment to Merger Agreement amended the original merger agreement to (i) revise the Blaize Board designees to be comprised of seven members, including two individuals to be designated by Legacy Blaize and five independent directors, designated by Legacy Blaize after consultation, in good faith, with the Company regarding the determination of the independent directors, with Lane M. Bess to be designated as the Chairman until a new chairperson is appointed by the Blaize Board, (ii) remove the agreement between the Company, Sponsor and Burkhan to enter into the Stockholders’ Agreement at the closing of the Business Combination and to remove such Form of Stockholders’ Agreement as an exhibit to the original merger agreement and (iii) replace the proposed Third Amended and Restated Certificate of Incorporation with a new Form of Third Amended and Restated Certificate of Incorporation to reflect that the Blaize Board will not be a classified board.

Special Meeting and Closing of the Transactions

On December 23, 2024, the Company held a special meeting in lieu of the 2024 annual meeting of stockholders (the “Special Meeting”), at which the Company’s stockholders considered and adopted, among other matters, a proposal to approve the Business Combination, including (a) adopting the Merger Agreement and (b) approving the other transactions contemplated by the Merger Agreement and related agreements described in the Proxy Statement/Prospectus.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, following the Special Meeting, on January 13, 2025 (the “Closing Date”), the Business Combination was consummated (the “Closing”).

Prior to the Business Combination

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

BLAIZE HOLDINGS, INC. (F/K/A BURTECH ACQUISITION CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

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

BLAIZE HOLDINGS, INC. (F/K/A BURTECH ACQUISITION CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

On March 10, 2023, the Company and Sponsor entered into non-redemption agreements (“Non-Redemption Agreements”) with one or more unaffiliated third party or parties in exchange for such third party or third parties agreeing not to redeem up to an aggregate of 4,597,648 shares of the Company’s Class A common stock sold in its initial public offering (“Non-Redeemed Shares”) in connection with the special meeting of the stockholders called by the Company (the “Special Meeting”), In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor has agreed to transfer to such third party or third parties up to an aggregate of 1,274,412 shares of the Company’s Class A common stock held by the Sponsor immediately following the consummation of an initial business combination if they continue to hold such Non-Redeemed Shares through the Special Meeting. During the Special Meeting the Shareholders approved an extension of time for the Company to consummate an initial business combination from March 15, 2023 to December 15, 2023 (the “Extension”), and to amend the Trust Management Agreement with Continental Stock & Transfer Company, dated as of December 10, 2021.

On March 10, 2023, the Company’s stockholders redeemed 22,119,297 shares. As a result, approximately $227.8 million (approximately $10.30 per share) was removed from the Company’s trust account to pay such holders. Following redemptions, the Company had 6,630,703 shares of Class A common stock outstanding, and approximately $68.0 million remained in the Company’s trust account.

On December 11, 2023 (the “Second Special Meeting”), the Company entered into an amendment to the investment management trust agreement dated as of December 10, 2021, with Continental Stock Transfer & Trust Company (the “Second Trust Amendment”). Pursuant to the Second Trust Amendment, the Company has the right to extend the time to complete a business combination twelve (12) times, each such extension for an additional one (1) month period (each an “Extension”), until December 15, 2024, by depositing into the Trust Account the lesser of $0.03 per unredeemed share of Class A common stock or $150,000 (the “Extension Payment”) for each one-month Extension. The Company’s stockholders redeemed 2,285,040 shares during the Second Special Meeting. As a result, approximately $24.5 million (approximately $10.74 per share) was removed from the Company’s trust account to pay such shareholders. This amount was removed from the Trust Account on January 5, 2024 to pay such shareholders. From January through November, the Sponsor deposited $130,370 approximately the 15th of each month into the Trust Account to extend the life of the Company from January 15, 2024 to December 15, 2024.

In connection with the stockholders’ vote at the Third Special Meeting of stockholders held by the Company on December 9, 2024, The Company’s stockholders redeemed 241,120 shares during the Third Special Meeting. As a result, approximately $2.7 million (approximately $11.51 per share) was removed from the Company’s trust account to pay such holders. The amount was removed from the Trust Account on December 12, 2024. In conjunction with these redemptions, the stockholders also voted on extending the extended liquidation from December 15, 2024 to May 15, 2025, (the “extended liquidation date”) extending the life of the Company to complete an initial business combination. The Company has the right to extend the time to complete a business combination until May 15, 2025, by depositing into the Trust Account the lesser of $0.05 per unredeemed share of Class A common stock or $205,227 (the “New Extension Payment”) for each one-month Extension. On December 15, 2024 the Sponsor deposited $205,227 on into the Trust Account to extend the life of the Company to January 15, 2025.

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

BLAIZE HOLDINGS, INC. (F/K/A BURTECH ACQUISITION CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

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

On December 11, 2024, the Company received a notice (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”), stating that the Company did not comply with Nasdaq Interpretive Material IM-5101-2 (“IM-5101-2”), and that its securities are now subject to delisting. Pursuant to IM-5101-2, the Company, a special purpose acquisition company, must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Since the Company did not complete its initial business combination by December 10, 2024, the Company did not comply with IM-5101-2, and its securities are now subject to delisting. Unless the Company requests a timely appeal of this determination by Nasdaq, trading of the Company’s securities on Nasdaq will be suspended at the opening of business on December 18, 2024, and a Form 25-NSE will be filed with the Securities and Exchange Commission (the “SEC”), which will remove the Company’s securities from listing on Nasdaq. The Company will not appeal Nasdaq’s determination to delist the Company securities and accordingly, the Company’s securities will be suspended from trading on Nasdaq at the opening of business on December 18, 2024. The Company plans to transfer its securities to OTC for quotation under the same ticker symbols following the delisting of the Company’s securities on Nasdaq.

On July 18, 2024, the Company and Legacy Blaize filed the registration statement Form S-4 related the Business Combination detailed below.

On December 23, 2024, the Company held a special meeting in lieu of the 2024 annual meeting of the stockholders of the Company (the “Special Meeting”) in connection with the Business Combination and other related matters, as described in the definitive proxy statement filed by the Company with the Securities and Exchange Commission on December 2, 2024 (the “Proxy Statement”).

In connection with the stockholders’ vote on December 23, 2024 (discussed above) and after certain Investors entered into the Non-Redemption Agreements, 937,844 shares were tendered for redemption on January 12, 2025. As a result, approximately $10.9 million (approximately $11.58 per share) will be removed from the Company’s trust account to pay such holders, after taking into account additional allocation of payments to cover any tax obligation of the Company, such as franchise taxes, but not including any excise tax, since that date. Following redemptions and execution of the Non-Redemption Agreements, the Company will have approximately $36.6 million in the Company’s trust account. In connection with the Non-Redemption Agreements, approximately $33.1 million will be transferred into a separate escrow account with Continental Stock Transfer & Trust Company at the closing of the Business Combination and held until such Non-Redeemed Shares are either sold in the market and/or put to the Company in accordance with the procedures described above and such funds are then distributed to the Investors and Company accordingly.

Liquidity and Going Concern

As of December 31, 2024, the Company had $1,506 in cash, $757,336 in restricted cash, and $47,558,112 in investments held in trust. Restricted cash is held exclusively for payment of current tax liabilities and $40,157 of over withdrawn interest from the Trust Account. As of December 31, 2024, $4,214,138 of the amount on deposit in the Trust Account represents interest income.

Our liquidity needs up to December 31, 2024 had been satisfied through a payment from our sponsor of $25,000 for the Founder Shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of $1,500,000, working capital advances from the Sponsor and the net proceeds from the consummation of the Initial Public Offering held outside of the trust account. As of December 31, 2024, the Company had $1,500,000 outstanding under a Convertible Promissory Note and $2,971,258 outstanding as advances from sponsor.

BLAIZE HOLDINGS, INC. (F/K/A BURTECH ACQUISITION CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Until the consummation of the Business Combination, the Company will use the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

As discussed above, the Company consummated the Closing on January 13, 2025. As such, management of Legacy Blaize has determined that due to the incurred recurring losses and negative cash flows incurred and projected, there is a liquidity condition due to working capital restrictions.

On September 9, 2024, BurTech entered into an Advisory Services Engagement Letter with Jefferies to serve as its exclusive capital markets advisor in connection with the contemplated transaction involving Legacy Blaize (i.e., the Business Combination) (the “Jefferies Engagement Letter”), pursuant to which Jefferies would be eligible for a fee of $4,500,000 contingent upon the closing of a Business Combination and for reimbursement of expenses up to $500,000.

On April 7, 2025, Jefferies commenced a lawsuit against the Company in the Supreme Court of the State of New York, County of New York, seeking summary judgment in lieu of complaint. The lawsuit alleges that pursuant to the Jefferies Engagement Letter, Jefferies was entitled to receive a fee of $4,500,000 conditional on the Closing of the Business Combination, with the option for the Company to defer up to $1,000,000 of this fee for up to 12 months post-closing, and $500,000 in reimbursable expenses. Jefferies alleges that as of March 31, 2025, no fees have been paid to Jefferies under the Jefferies Engagement Letter. Jefferies seeks $3,500,000 for its fees, as well as $500,000 in expense reimbursement, as well as pre-and post-judgment interest and attorneys’ fees and legal costs incurred in connection with the lawsuit. Such contingent obligation could require the use of cash or impact the collection of cash in future periods; however, we are unable to accurately predict the timing and estimate the amount of such contingent obligation as of December 31, 2024.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” Management has determined that the liquidity condition due to insufficient working capital, described above, raises substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date the consolidated financial statements are issued.

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

Restricted Cash, Due from Sponsor, and Trust Payable

In accordance with the Trust agreement, the Company is permitted to withdraw funds from the trust account to pay its tax obligations, including income and franchise taxes. During the year ended December 31, 2024, the Company withdrew $664,838 from the trust account for the purposes of settling its current tax liabilities. During the year ended December 31, 2023 the Company identified that $318,888 was erroneously withdrawn from the trust account and used for operating expenses. The sponsor has committed to reimburse the Company for this amount, ensuring that the trust account will be made whole. The amounts due from the sponsor and related payable to the trust account as of December 31, 2024 and 2023 amounted to nil and $318,888, respectively. As of December 31, 2024 and 2023, the balance in restricted cash in the amount of $757,336 and $843,313, respectively, on the accompanying consolidated balance sheets, represents amounts withheld from the trust account available exclusively for payment of current tax liabilities, except for 2024 which includes $40,157 over withdrawn from the Trust Account for taxes.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

BLAIZE HOLDINGS, INC. (F/K/A BURTECH ACQUISITION CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the U.S. (“GAAP”) and pursuant to the rules and regulations of the SEC.

Revision to Prior Financial Statements

On December 11, 2023, the Company converted 9,487,495 Class B Shares to Class A Shares. In prior financial statements it was reflected that 9,487,500 were transferred from Class B shares to Class A shares. This revision only impacts the consolidated statements of equity whereas 5 shares are shown as Class B Shares and Class A shares are shown as 9,487,495. There are no other impacts to the Company’s consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2024 and 2023, the Company had $1,506 and $0 in cash, respectively, and no cash equivalents. As of December 31, 2024 and 2023, the Company also had $757,336 and $843,313 of restricted cash, respectively, related to funds withdrawn from the Trust Account reserved to the payment of taxes.

Investments Held in Trust Account

As of December 31, 2024 and 2023, the Company had $47,558,112 and $71,432,177 (as of December 31, 2023, $24,539,002 of this amount was restricted for redeeming shareholders, which were redeemed in December 2023 and subsequently distributed in January 2024.) respectively, in investments held in the Trust Account, which primarily consist of investments in mutual funds that invest in U.S. government securities, cash, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

BLAIZE HOLDINGS, INC. (F/K/A BURTECH ACQUISITION CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2024 and 2023, 4,104,543 and 4,345,663 Class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2024 and 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it.

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

The Company recognizes accrued interest and penalties related to income taxes and unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of December 31, 2024 and 2023. During the year ended December 31, 2024, the Company’s provision for income taxes included $41,498 for interest and penalties. The $41,498 is included in income taxes payable on the Company’s balance sheets as of December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the U.S. as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company’s effective tax rate was (14.4)% and 43.4% for the year ended December 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% due to the valuation allowance on the deferred tax assets and the deductibility of penalties on tax obligations and merger and acquisition costs.

Net Income (Loss) Per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The 29,648,250 potential common stocks for outstanding warrants to purchase the Company’s shares were excluded from diluted (losses) earnings per share for the year ended December 31, 2024 and 2023 because the warrants are contingently exercisable, and the contingencies have not yet been met and its inclusion would be anti- dilutive. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common stock for the periods.

BLAIZE HOLDINGS, INC. (F/K/A BURTECH ACQUISITION CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of common stock:

	Year Ended December 31,
	2024			2023
	Class A		Class B	Class A		Class B
	Redeemable	Non-Redeemable	Non-Redeemable	Redeemable	Non-Redeemable	Non-Redeemable
	common stock	common stock	common stock	common stock	common stock	common stock
Numerator:
Allocation of net income	$(1,176,526)	$(2,937,005)	$(1)	$660,301	$112,586	$566,255
Denominator:
Weighted-average shares outstanding (1)	4,333,146	10,816,995	5	10,578,271	1,803,670	9,071,610
Basic and diluted net income per share	$(0.27)	$(0.27)	$(0.27)	$0.06	$0.06	$0.06
(1)
Weighted-average shares outstanding includes common stock subject to redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage of $250,000. As of December 31, 2024 and 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheets, primarily due to its short-term nature.

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

•
Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.
•
Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.
•
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

Fair Value of Derivative Liability – Non-Redemption Agreement

The Company accounts for its Non-Redemption Agreement (see Note 6) in accordance with the guidance contained in ASC 815-40, “Derivatives and Hedging”, under which the Non-Redemption Agreement does not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classified the Non-Redemption Agreement as a liability at its fair value and adjusts the Non-Redemption Agreement to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Non-Redemption Agreement is valued using a Monte Carlo model.

BLAIZE HOLDINGS, INC. (F/K/A BURTECH ACQUISITION CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

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

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 as required for the year ended December 31, 2024. The adoption requires the Company to provide additional disclosures, but otherwise it does not materially impact its consolidated financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on its consolidated financial statement.

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

BLAIZE HOLDINGS, INC. (F/K/A BURTECH ACQUISITION CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

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

As of December 31, 2024 and 2023, the common stock subject to redemption reflected on the balance sheet are reconciled in the following table:

Class A common stock subject to possible redemption, December 31, 2022	294,796,918
Less:
Redemptions	(252,315,037)
Plus:
Accretion of carrying value to redemption value	4,510,051
Class A common stock subject to possible redemption, December 31, 2023	46,991,932
Less:
Redemptions	(2,774,658)
Plus:
Accretion of carrying value to redemption value	3,380,995
Class A common stock subject to possible redemption, December 31, 2024	47,598,269

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

BLAIZE HOLDINGS, INC. (F/K/A BURTECH ACQUISITION CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Administrative Support Agreement

Commencing on the effective date of the IPO, the Company will pay an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2024, the Company incurred $120,000 for the administrative service fees, of which $120,000 are recorded as accrued expenses in the balance sheets. For the year ended December 31, 2023, the Company incurred $120,000 for the administrative service fees, of which $60,000 are recorded as accrued expenses in the balance sheets.

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

On February 1, 2023, the Company issued an unsecured convertible promissory note to the Sponsor, pursuant to which the Company borrowed $1,500,000 from the Sponsor for general corporate purposes. Such loan may, at the Sponsor’s discretion, be converted into Units of the Company (as defined above), the conversion shall be an amount determined by dividing (x) the sum of the outstanding principal amount payable to such Payee by (y) $10.00. The terms of the Working Capital Shares will be identical to those of the Private Units that were issued to the Sponsor in connection with the Initial Public Offering. The Working Capital Loan will not bear any interest and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of a Business Combination involving the Company and one or more businesses. The maturity date of the Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Working Capital Loan). As of December 31, 2024 and 2023, $1,500,000 and $810,345 in working capital loans were outstanding, respectively.

Advances from Sponsor

As of December 31, 2024, the Sponsor provided working capital and extension deposits on behalf of the Company. These amounts are reflected on the consolidated balance sheets as advances from Sponsor. The advances are non-interest bearing and are payable on demand. As of December 31, 2024, the Company had advances owed to the Sponsor in the amount of $2,971,258. As of December 31, 2023, the Company had no such advances owed to the Sponsor.

During the year ended December 31, 2024, the Company received $1,304,630 from its Sponsor for payment of operating expenses and ongoing business operations. Additionally, during the year ended December 31, 2024, the Sponsor paid $1,666,628 to the trust for extension payments.

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

BLAIZE HOLDINGS, INC. (F/K/A BURTECH ACQUISITION CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

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

On April 26, 2024, the Company and EF Hutton amended the Underwriting Agreement signed on December 10, 2021. EF Hutton shall acknowledge the satisfaction and discharge of the deferred underwriting discount and shall acknowledge that the Company’s obligations to pay the deferred underwriting discount in its entirety under the Underwriting Agreement have automatically been satisfied and discharged, if on the Closing of the Merger Agreement the Company pays in cash $1,500,000 to EF Hutton.

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

2023 Non-Redemption Agreements

The Sponsor entered into non-redemption agreements (“2023 Non-Redemption Agreements”) with various stockholders of the Company (the “Non-Redeeming Stockholders”), pursuant to which these stockholders agreed not to redeem a portion of their shares of Company common stock (the “Non-Redeemed Shares”) in connection with the Special Meeting held on March 10, 2023, but such stockholders retained their right to require the Company to redeem such Non-Redeemed Shares in connection with the closing of the Business Combination. The Sponsor has agreed to transfer to such Non-Redeeming Stockholders an aggregate of 1,149,412 the Founder Shares held by the Sponsor immediately following the consummation of an initial Business Combination. The Company estimated the aggregate fair value of such 1,149,412 Founder Shares transferrable to the Non-Redeeming Stockholders pursuant to the 2023 Non-Redemption Agreement to be $8,758,683 or $7.62 per share. The fair value was determined using the probability of a successful Business Combination of 75%, an implied volatility of 4.16%, and the value per shares as of the valuation date of $10.24 derived from an option pricing model for publicly traded warrants. Each Non-Redeeming Stockholder acquired from the Sponsor an indirect economic interest in such Founder Shares. The excess of the fair value of such Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, in substance, it was recognized by the Company as a capital contribution by the Sponsor to induce these Non-Redeeming Stockholders not to redeem the Non-Redeemed Shares, with a corresponding charge to additional paid-in capital to recognize the fair value of the Founder Shares subject to transfer as an offering cost.

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

BLAIZE HOLDINGS, INC. (F/K/A BURTECH ACQUISITION CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

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

On March 10, 2023, in connection with the Company’s Special Meeting, the Company’s stockholders redeemed 22,119,297 Class A shares of Common Stock for a total of $227,776,035. On December 11, 2023, in connection with the Company’s Second Special Meeting, the Company’s stockholders redeemed 2,285,040 Class A shares of Common Stock for a total of $24,539,002, the amounts redeemed were paid out to stockholders on January 5, 2024. On December 9, 2024, in connection with the Company’s Special Annual Meeting, the Company’s stockholders redeemed 241,120 Class A shares of Common Stock for a total of $2,774,658, the amounts redeemed were paid out to stockholders on December 12, 2024.

The Company evaluated the current status and probability of completing a Business Combination as of December 31, 2024 and concluded that it is probable that a contingent liability should be recorded. As of December 31, 2024 and 2023, the Company recorded $2,550,897 and $2,523,150, respectively, of excise tax liability calculated as 1% of shares redeemed on March 10, 2023, December 15, 2023 and December 9, 2024.

During the second quarter, the IRS issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.

The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. As a result, as of December 31, 2024, the Company accrued $310,728 for penalties and interest related to the redemptions that occurred in year ended December 31, 2023 that have not been paid or filed by December 31, 2024.

Capital Markets Advisor Fees

On September 9, 2024, BurTech entered into an Advisory Services Engagement Letter with Jefferies to serve as its exclusive capital markets advisor in connection with the contemplated transaction involving Legacy Blaize (i.e., the Business Combination) (the “Jefferies Engagement Letter”), pursuant to which Jefferies would be eligible for a fee of $4,500,000 contingent upon the closing of a Business Combination and for reimbursement of expenses up to $500,000. The Business Combination was completed in January 2025, and as of December 31, 2024, no liability has been recognized for the contingent fee as the contingency (completion of the Business Combination) did not occur until after the balance sheet date.

On April 7, 2025, Jefferies commenced a lawsuit against the Company in the Supreme Court of the State of New York, County of New York, seeking summary judgment in lieu of complaint. The lawsuit alleges that pursuant to the Jefferies Engagement Letter, Jefferies was entitled to receive a fee of $4,500,000 conditional on the Closing of the Business Combination, with the option for the Company to defer up to $1,000,000 of this fee for up to 12 months post-closing, and $500,000 in reimbursable expenses. Jefferies alleges that as of March 31, 2025, no fees have been paid to Jefferies under the Jefferies Engagement Letter. Jefferies seeks $3,500,000 for its fees, as well as $500,000 in expense reimbursement, as well as pre-and post-judgment interest and attorneys’ fees and legal costs incurred in connection with the lawsuit. The Company has retained counsel and intends to vigorously defend the litigation, but there can be no assurances that the litigation will not have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

Company Support Agreement

On December 22, 2023, concurrently with the execution of the Merger Agreement, certain stockholders of Legacy Blaize entered into a Company Support Agreement (the “Company Support Agreement”) with the Company and Legacy Blaize, pursuant to which such stockholders have agreed to, among other things, (i) support and vote in favor of (a) the approval and adoption of the Merger Agreement and the Business Combination, (b) the conversion of each issued and outstanding share of preferred stock of Legacy Blaize into one share of Blaize common stock as of immediately prior to the Effective Time, and (c) any other circumstances upon which a consent or other approval with respect to the Merger Agreement and the Business Combination.

BLAIZE HOLDINGS, INC. (F/K/A BURTECH ACQUISITION CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

Sponsor Support Agreement

On December 22, 2023, concurrently with the execution of the Merger Agreement, the Company and Legacy Blaize entered into an agreement (the “Sponsor Support Agreement”) with the Sponsor, pursuant to which, among other things, in connection with the Closing, the Sponsor agreed o (i) vote all its shares of the Company’s Class A common stock in favor of (a) each Transaction Proposal (as defined in the Merger Agreement), including, without limitation, the approval and adoption of the Merger Agreement and the Business Combination, and (b) any other circumstances upon which a consent or other approval with respect to the Merger Agreement and the Business Combination.

Registration Rights Agreement

The Merger Agreement contemplates that, at the Closing, Blaize, the Sponsor, certain significant securityholders of Legacy Blaize and certain of their respective affiliates will enter into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which Blaize will agree to register for resale, pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), certain shares of Blaize common stock and other equity securities of Blaize that are held by the parties thereto from time to time on the terms and subject to the conditions set forth therein.

Lock-up Agreement

The Merger Agreement contemplates that, at the Closing, Blaize will enter into lock-up agreements (the “Lock-up Agreements”) with (i) certain of Blaize’s directors and officers, (ii) certain stockholders of Blaize and (iii) Burkhan, in each case, restricting the transfer of Blaize common stock and any shares of Blaize common stock issuable upon the exercise or settlement, as applicable, of Blaize Options or Blaize RSUs held by it immediately after the Effective Time from and after the Closing. The restrictions under the Lock-up Agreements begin at the Closing and end on the earlier of (x) the date that is 180 days after the Closing, (y) the last reported sale price of Blaize common stock reaching $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing and (z) the liquidation of Blaize. On January 13, 2025, immediately following the Closing, the Company entered into the Lock-up Agreements discussed above.

Backstop Subscription Agreement

On April 22, 2024, the Sponsor entered into a backstop subscription agreement (the “Backstop Subscription Agreement”) with the Company and Legacy Blaize. Pursuant to the Backstop Subscription Agreement, in the event that the amount of cash in the Company’s trust account following redemptions and before payment of expenses (the “Trust Amount”) is less than $30,000,000 (the “Backstop Amount”), the Sponsor shall purchase, prior to or substantially concurrently with the closing of the Business Combination, a number of shares of Class A common stock of the Company equal to the quotient of (a) the difference of (x) $30,000,000 minus (y) the Trust Amount divided by (b) $10.00, at a per share purchase price of $10.00 per share.

The Company accounts for its Backstop Subscription Agreement in accordance with the guidance contained in ASC 815-40, “Derivatives and Hedging”, under which the Backstop Subscription Agreement does not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classified the Backstop Subscription Agreement as a liability at its fair value and adjusts the Backstop Subscription Agreement to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations (see Note 9). The Backstop Subscription Agreement was waived at the execution of the Non-Redemption Agreements (below).

Non-Redemption Agreement

On December 31, 2024, the Company entered into an agreement (“Non-Redemption Agreement”) with one or more unaffiliated stockholders of the Company (each, an “Investor”) who agreed not to redeem (or validly rescind any redemption requests on) their shares of Class A common stock, par value $0.0001 per share of the Company, in connection with the Special Meeting held on December 23, 2024. In exchange for the foregoing commitments not to redeem the Non-Redeemed Shares, Legacy Blaize and the Sponsor, have agreed to guarantee that each Investor receives a return of $1.50 per Non-Redeemed Share whether Investor (i) sells the Non-Redeemed Shares in the open market or (ii) exercises its option to require the Company to repurchase the Non-Redeemed Shares in accordance with the Non-Redemption Agreement. Entering into the Non-Redemption Agreement is expected to increase the amount of funds that remain in the Company’s trust account following the Business Combination.

The Company accounts for its Non-Redemption Agreement in accordance with the guidance contained in ASC 815-40, “Derivatives and Hedging”, under which the Non-Redemption Agreement does not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classified the Non-Redemption Agreement as a liability at its fair value and adjusts the Non-Redemption Agreement to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations (see Note 9).

BLAIZE HOLDINGS, INC. (F/K/A BURTECH ACQUISITION CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2024 and 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. On December 11, 2023, the Company issued an aggregate of 9,487,495 Class A Shares to the holders of the Company’s shares of Class B Shares upon the exchange of an equal number of Class B Shares (“the Exchange”). On December 31, 2024 and 2023, there were 10,816,995 shares issued and outstanding (excluding 4,104,543 and 4,345,663 shares subject to possible redemption as of December 31, 2024 and 2023, respectively and excluding 2,285,040 shares to be redeemed as of December 31, 2023).

The 9,487,495 Class A Shares issued in connection with the Exchange are subject to the same restrictions as applied to the Class B Shares before the Exchange, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering.

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. On September 24, 2021, the Company issued 862,500 shares of Class B common stock in connection with a 1.1 stock split. Due to the Exchange, on December 11, 2023, the Company converted 9,487,495 Class B Shares to Class A Shares. As of December 31, 2024 and 2023, there were 5 shares of Class B common stock issued and outstanding.

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

BLAIZE HOLDINGS, INC. (F/K/A BURTECH ACQUISITION CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

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

•
in whole and not in part;
•
at a price of $0.01 per warrant;
•
upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable (the “30-day redemption period”) to each warrant holder;
•
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
•
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

BLAIZE HOLDINGS, INC. (F/K/A BURTECH ACQUISITION CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

NOTE 8. INCOME TAX

The Company’s net deferred tax assets (liability) as of December 31, 2024 and 2023 are as follows:

	Year Ended December 31,
	2024	2023
Deferred tax assets (liabilities):
Organizational costs & start-up expenses	$690,713	$475,133
Loss from operations	—	—
Total deferred tax assets (liabilities), net	690,713	475,133
Valuation allowance	(690,713)	(475,133)
Deferred tax assets (liability), net of allowance	$—	$—

The income tax provision for the year ended December 31, 2024 and 2023 consists of the following:

	Year Ended December 31,
	2024	2023
Federal:
Current(1)	$517,179	$1,027,644
Deferred:	(215,580)	(187,264)
State:
Current	—	—
Deferred	—	—
Change in valuation allowance	215,580	187,264
Provision for income taxes	$517,179	$1,027,644
(1)
For the year ended December 31, 2024, current federal income taxes includes penalties and interest charges of $41,497.

As of December 31, 2024 and 2023, the Company had no U.S. federal operating loss carryovers available to offset future taxable income, which do not expire.

In assessing the realization of the deferred tax assets (liability), management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets (liability) is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets (liability), projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets (liability) and has therefore established a full valuation allowance. For the year ended December 31, 2024, the change in the valuation allowance was $215,580. For the year ended December 31, 2023, the change in the valuation allowance was $187,264.

The Company’s effective tax rate was (14.4%) and 43.4% for the year ended December 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% due to the valuation allowance on the deferred tax assets and deductibility of penalties on tax obligations.

A reconciliation of the federal income tax rate to the Company’s effective tax rate as of December 31, 2024 and 2023 is as follows:

	As of December 31,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	—%	—%
Fair value of Non-Redemption Agreement liability	(6.4)%	—%
Transaction costs	(20.0)%	14.3%
Fines and penalties	(3.0)%	0.2%
Permanent book/tax differences	—	—%
Change in valuation allowance	(6.0)%	7.9%
Income tax provision	(14.4)%	43.4%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination since inception.

BLAIZE HOLDINGS, INC. (F/K/A BURTECH ACQUISITION CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2024 and 2023 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

		Quoted Prices	Significant Other	Significant Other
	As of December 31,	in Active Markets	Observable Inputs	Unobservable Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market Funds held in Trust Accounts	$47,558,112	$47,558,112	$—	$—
Liabilities:
Derivative liability - Non-Redemption Agreement	1,084,963	—	—	1,084,963

		Quoted Prices	Significant Other	Significant Other
	As of December 31,	in Active Markets	Observable Inputs	Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market Funds held in Trust Accounts	$71,432,177	$71,432,177	$—	$—

The Backstop Subscription Agreement was valued using a Probability Weighted Expected Return Model (“PWERM”). The PWERM is a multi-step process in which value is estimated based on the probability-weighted present value of various future outcomes. The estimated fair value of the Backstop Subscription Agreement liability was determined using Level 3 inputs. Inherent in the pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Backstop Subscription Agreement. The expected life of the Backstop Subscription Agreement is assumed to be equivalent to its remaining contractual term. The initial fair value of the Backstop Subscription Agreement as of April 22, 2024, was $361,124. The Backstop Subscription Agreement was waived at the execution of the Non-Redemption Agreements on December 31, 2024, as such the fair value of the Backstop Subscription Agreement as of December 31, 2024 was nil. The two transactions netted together to result in a net change in fair value of the Backstop Subscription Agreement of nil for the year ended December 31, 2024.

The key inputs of the models used to value the Company’s Backstop Subscription Agreement were as follows:

Initial
Measurement(1)
Stock price	$11.05
Risk-free rate	5.4%
Weighted-average expected life (in years)	0.5
Market implied likelihood of Initial Business Combination	10.4%
(2)
The initial measurement date of the Back-Stop Agreement was April 22, 2024. As the Back-Stop Agreement was waived on December 31, 2024, no remeasurement was required as of December 31, 2024.

The Non-Redemption Agreement is valued using a Monte Carlo model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Non-Redemption Agreement is equity volatility, and debt rate. The initial fair value of the Non-Redemption Agreement as of December 31, 2024, was $1,084,963.

The key inputs of the models used to value the Company’s Non-Redemption Agreement were as follows:

Initial
Measurement(1)
Stock price	$15.00
Volatility	118.2%
Risk-free rate	4.2%
Debt rate	11.8%
Weighted-average expected life (in years)	0.5
(1)
The initial measurement date of the Non-Redemption Agreement was December 31, 2024, as such, no remeasurement was required as of December 31, 2024.

BLAIZE HOLDINGS, INC. (F/K/A BURTECH ACQUISITION CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis for the year ended December 31, 2024:

	Subscription Purchase	Non-Redemption
	Agreement	Agreement
Balance as of December 31, 2023	$—	$—
Initial Measurement on April 22, 2024	361,124	—
Initial Measurement on December 31, 2024	—	1,084,963
Change in estimated fair value	(361,124)	—
Balance as of December 31, 2024	$—	$1,084,963

NOTE 10. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	As of December 31,
	2024	2023
Cash and restricted cash	$758,842	$843,313
Investments held in Trust Account	47,558,112	46,893,175

	Year Ended December 31,
	2024	2023
Operating costs	$4,459,541	$3,040,539
Interest income earned on Trust Account	2,465,138	5,751,596

The CODM reviews interest earned on the Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Operating expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews operating expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the consolidated financial statements other than:

Business Combination

On January 13, 2025, pursuant to the terms and subject to the conditions set forth in the Merger Agreement, following the Special Meeting the Business Combination was consummated (see Note 1).

Approval to List Common Stock

On January 13, 2025, following the Closing, the Company issued a press release announcing that the Company had been approved to list its common stock and warrants on The Nasdaq Stock Market under the symbols “BZAI” and “BZAIW”.

BLAIZE HOLDINGS, INC. (F/K/A BURTECH ACQUISITION CORP.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(CONTINUED)

PIPE Subscription Agreements

Between December 31, 2024 and January 13, 2025, in connection with the Business Combination, the Company and Legacy Blaize entered into subscription agreements (the “PIPE Subscription Agreements”) with certain unaffiliated third-party investors and Burkhan (each, a “PIPE Investor” and collectively, the “PIPE Investors”), pursuant to which, among other things, the Company agreed to issue and sell to the PIPE Investors, and the PIPE Investors agreed to subscribe for and purchase 1,540,300 shares of the Company’s common stock, par value $0.0001 per share (“PIPE Shares”) at a purchase price of $10.00 per share for an aggregate purchase price of $15,403,000, in a private placement (each, a “PIPE Investment” and collectively, the “PIPE Investments”).

On January 13, 2025, immediately following the Closing, the Company issued 1,540,300 shares of Common Stock, at a price of $10.00 per share for aggregate PIPE Investments of $15,403,000 in accordance with the terms of the PIPE Subscription Agreements. The shares of common stock issued in the PIPE Investments were offered in a private placement under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the PIPE Subscription Agreements

Under the terms of the PIPE Subscription Agreements, the Company was obligated to file a registration statement to register for the resale of all the PIPE Shares within forty-five (45) calendar days of the Closing, and to use its commercially reasonable efforts to cause such registration statement to become effective as soon as practicable after the filing there of. On January 17, 2025, we filed a Registration Statement on Form S-1 to register the resale of such PIPE Shares.

Registration Rights Agreements

On January 13, 2025, immediately following the Closing, the Company and certain stockholders of Legacy Blaize, the Sponsor and BurTech, entered into an amended and restated registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file shelf registration statements with respect to the registrable securities under the Registration Rights Agreements within thirty (30) calendar days of the Closing. These certain stockholders of Legacy Blaize, the Sponsor and BurTech may each request to sell all or any portion of their registrable securities in an underwritten offering up to two times total and up to twice in any 12-month period, so long as the total offering price is reasonably expected to exceed $50,000,000. The Registration Rights Agreement also provides that the Company will pay certain expenses relating to such registrations and indemnify the stockholders against certain liabilities. The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text, filed as exhibit 10.1 to the Company’s Current Reports on Form 8-K, filed with the SEC on January 17, 2025.

On January 13, 2025, immediately following the Closing, the Company and certain stockholders of Legacy Blaize, entered into a registration rights agreement (the “Ava Registration Rights Agreement”), pursuant to which the Company agreed to file a shelf registration statement with respect to the registrable securities under the Registration Rights Agreement within four (4) business days of the Closing. These certain Legacy Blaize stockholders may each request to sell all or any portion of their registrable securities in an underwritten offering up to two times total and up to twice in any 12-month period, so long as the total offering price is reasonably expected to exceed $25,000,000. The Ava Registration Rights Agreement also provides that the Company will pay certain expenses relating to such registrations and indemnify the stockholders against certain liabilities. The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text, filed as exhibit 10.11 to the Company’s Current Reports on Form 8-K, filed with the SEC on January 17, 2025.

Advisory Agreement

On January 13, 2025, the Company entered into an advisory agreement, for a term of twelve months, related to a private placement backstop financing or other financings of the Company of equity or equity-linked securities with respect to the Company’s Merger. Under the terms of the agreement, the advisor receives an advisory fee of $500,000 for capital market advisory services, of which $300,000 was due upon the Closing, with fifty percent paid in cash and fifty percent paid in common stock of the Company, and $200,000 is due to be paid in two equal installments due at the end of each calendar quarter following the Closing, with each payment being paid fifty percent in cash and fifty percent paid in common stock of the Company.

In addition, the Company entered into a warrant agreement with the same party, for a nominal upfront value. The agreement allowed for the advisor to purchase 50,000 shares of common stock at $11.50 per share for a term of five years. On February 10, 2025, Blaize issued the 50,000 common stock warrants.

Litigation

On April 7, 2025, Jefferies commenced a lawsuit against the Company in the Supreme Court of the State of New York, County of New York, seeking summary judgment in lieu of complaint, which is further discussed in Note 6, “Commitments and Contingencies”.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective. During the year ended December 31, 2024, we identified a material weakness in our internal control over financial reporting related to accrual for penalties and interest on the excise tax. Previously, during the year ended December 31, 2023, we identified material weaknesses in our internal control over financial reporting relating to our inadequate control for the withdrawal of funds from the Trust Account and inadequate control for the accounting for Class A common stock subject to possible redemption.

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

Management’s Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) .provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal controls for (i) the accrual of penalties and interest on excise tax payable and (ii) the withdrawal of funds from the Trust Account as of December 31, 2024.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities, new tax regulations and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting and tax applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Inherent Limitations on Effectiveness of Controls

Management recognizes that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

Insider Trading Arrangements and Policies

During the fiscal year ended December 31, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers and their respective ages as of March 31, 2025, are as follows:

Name	Age	Position
Executive Officers
Dinakar Munagala	50	Chief Executive Officer and Director
Harminder Sehmi	63	Chief Financial Officer
Directors
Edward Frank	68	Director
Lane M. Bess	63	Director
Juergen Hambrecht	78	Director
Tony Cannestra	60	Director
George de Urioste	69	Director
Yoshiaki Fujimori	73	Director

Executive Officers and Directors

Dinakar Munagala, Chief Executive Officer and Director

Dinakar Munagala, 50, has served as our Chief Executive Officer and Director since January 2025, and as a co-founder of Legacy Blaize, he previously served as our Chief Executive Officer and a member of the board of directors of Legacy Blaize since our inception in January 2010. Prior to that, Mr. Munagala has served in a leadership role in the Graphics Division of Intel Corporation. Mr. Munagala holds a Bachelor’s of Science Degree in Electrical and Computer Engineering from Osmania University and Master’s Degree in Electric and Computer Engineering from Purdue University. We believe that Mr. Munagala is qualified to serve as a member of the Board due to his education and extensive experience as an executive officer and board member of companies in the technology space.

Harminder Sehmi, Chief Financial Officer

Harminder Sehmi, 63, has served as our Chief Financial Officer since January 2025, and previously served as Chief Financial Officer of Legacy Blaize since November 2023. From July 2019 to October 2023, Mr. Sehmi served as our Vice President of Finance overseeing the Finance, Legal and Human Resources functions. Prior to that, from October 2011 to May 2016, Mr. Sehmi served as the Finance Director of Truphone, a GSMA-accredited global mobile network headquartered in London, with operations globally. In addition, Mr. Sehmi served in a variety of operational, group and global roles with Vodafone Group PLC. Mr. Sehmi is a member of the Institute of Chartered Accountants in England and Wales (ACA) and he obtained his Accounting qualifications from the Oxford Brookes University and a Masters in Business Administration from the Cranfield School of Management.

Lane M. Bess, Director

Lane Bess, 63, has served as Chairman of our Board since January 2025, and previously served as a member of the board of directors of Legacy Blaize since January 2022. Since September 2022, Mr. Bess has served as the Chief Executive Officer of Deep Instinct, a cybersecurity company that applies deep learning to cybersecurity. In addition, he has served as the Principal and Founder of Bess Ventures and Advisory since March 2015. Prior to that, he served as the Chief Operating Officer of Zscaler Inc., a cloud-based internet security services company. Since 2019, Mr. Bess has served as a member of the board of directors of TrueFort Inc., a software company offering advanced microsegmentation tools and solutions for real-time visibility into the production environment. Mr. Bess received a Bachelor’s of Science degree in Managerial Economics from Carnegie Mellon University and a Master’s Degree in Business Administration from the University of Dayton. We believe that Mr. Bess is qualified to serve as a member of our board of directors due to his over 30 years as an operational executive officer of companies in the technology space and extensive experience in building technology businesses in Europe, Asia Pacific and Japan, among other international regions.

Tony Cannestra, Director

Tony Cannestra, 60, has served as a member of our Board since January 2025, and previously served as a member of the board of directors of Legacy Blaize since October 2016. From April 2014 to March 2025, Mr. Cannestra has served as a Director of Corporate Ventures for DENSO International America, a U.S. subsidiary of DENSO Corporation, a global automotive components manufacturer headquartered in Japan. He currently serves as a member of the board of directors of Dellfer, Inc., an Internet of Things (IoT) and automotive cybersecurity company; Quadric, a company developing a leading processor architecture optimized for on-device AI computing; Lambda:4, a developer of a leading range algorithm for Bluetooth Channel Sounding; Metawave Corporation, a wireless technology company that builds intelligent and high-performance automotive radars by leveraging metamaterials and AI; and Canatu, a carbon nanomaterial developer. Previously, from May 2019 to November 2020, Mr. Cannestra previously served on the board of directors of BOND Mobility. Mr. Cannestra received a Bachelor of Arts in International Economics from the University of California at Berkeley and a Masters in Business Administration, with a Certificate in Management of Technology, from the University of California at Berkeley. We believe that Mr. Cannestra is qualified to serve as a member of our board of directors due to his education and extensive experience as a director of companies in the technology and automotive industry.

Dr. Edward (Ed) H. Frank, Director

Dr. Edward H. Frank, 68, has served as a member of our Board since January 2025 and as Lead Independent Director of our Board since March 2025, and previously served as a member of the board of directors of Legacy Blaize since December 2021. Dr. Frank has served as the Executive Chair of Gradient Technologies, an Identity and Access Management cybersecurity startup, and a member of the board of directors of Rocket Lab, since September 2022. In addition, he has served on the board of directors of Analog Devices and SiTime since July 2014 and November 2019, respectively. Previously, Dr. Frank served on the board of directors of Cavium, FusionIO, Marvell, and Quantenna and prior to Gradient Technologies, he was co-founder and CEO of Cloud Parity Inc., a voice-of-the-customer startup in the SF Bay Area, founded in late 2013. Dr. Frank is also a named inventor on over 50 issued patents and serves as an advisor to and/or board member of several startups. Dr. Frank holds a Bachelor’s of Science Degree and Master’s Degree in Electric Engineering from Stanford University and received a Ph.D. in Computer Science from Carnegie Mellon University, where he was a Hertz Foundation Fellow. He is a member of the National Academy of Engineering (NAE), a Fellow of the Institute for Electrical and Electronic Engineers (IEEE), and a Board Leadership Fellow of the National Association of Corporate Directors (NACD). We believe that Dr. Frank is qualified to serve as a member of the Board due to his education and extensive experience as a board member of companies in the technology space.

Dr. Jüergen Hambrecht, Director

Dr. Jüergen Hambrecht, 78, has served as a member of our Board since January 2025, and previously served as a member of the board of directors of Legacy Blaize since February 2022. From 2014 to 2020, Dr. Hambrecht served as the Chief Executive Officer and Chairman of the board of directors of BASF SE, a global supplier of chemicals for industries including construction and coatings, automotive, health and nutrition, among others. Since 2020, Dr. Hambrecht has served as a member of the board of directors for Nyxoah S.A. and as lead director of the board for AYA Gold & Silver. Previously, from 2008 to 2021, he served as member of the board of directors and as a member on the presidential committee of Mercedes-Benz AG, a German multinational automotive company and one of the world’s leading car manufacturers. In addition, Dr. Hambrecht served on the board of directors of Daimler Truck AG from 2019 to 2021. Dr. Hambrecht received a Doctorate in Chemistry from the University of Tübingen, Germany. We believe that Dr. Hambrecht is qualified to serve as a member of the Board due to his education and extensive experience as a board member of automotive and materials and supply companies.

George de Urioste, Director

George de Urioste, 69, has served as a member of our Board since January 2025. From August 2023 to present, he has served as a member of the board of directors of Roambee Corporation and from September 2021 to present, he has served on the board of directors of HeartBeam Inc. From October 2021 to present, Mr. de Urioste has performed a variety of consulting and advisor services, including interim chief financial officer of Mozilla Corporation and previously Marvell Technologies, Inc. From April 2019 to September 2020, he served as the chief financial officer of 4iQ, Inc., a cybersecurity intelligence company. His overall experience includes ten board of director roles, including several audit committee chairman roles and other committee roles. Mr. de Urioste received a Bachelor of Science in Accounting from the University of Southern California and a Master of Business Administration, Finance & International Business, from the University of California at Berkeley and is a Certified Public Accountant (inactive). We believe that Mr. de Urioste is qualified to serve as a member of our board of directors due to his education and extensive experience as a CFO and COO at public and private companies, his public accounting experience at Deloitte and extensive experience as a director of companies in the technology industry.

Yoshiaki Fujimori, Director

Yoshiaki Fujimori, 73, has served as a member of our Board since January 2025. Mr. Fujimori has served as an outside director for Takeda Pharmaceutical Company Limited since June 2016 and Boston Scientific Corporation since July 2016, and as an outside director and Chairman for Oracle Japan Corporation since August 2018. He is a partner of Corporate Support Research Institute Ltd. since July 2023. He serves as a Senior Executive Advisor for CVC Capital Partners Asia Pacific Japan Ltd. since February 2017. He serves as outside director for those portfolio companies of CVC including Riraku Co. Ltd., Torai Co. Ltd. and Sogo Medical Co. Ltd. He also serves as a Senior Executive Advisor for GENPACT Japan Ltd. since January 2018. He serves as a Senior Advisor for Deloitte-Tohmatsu Financial Advisory LLC since October 2020. He serves as a Senior Executive Advisor for DigitalBridge Group Inc. since September 2024. He owns controlling ownership of those private companies including Hobart Inc., Capital Z Inc., Future Leadership Platform Inc., and zSustainergy Inc. Previously he spent 25 years with General Electric for various CEO roles including CEO of GE Plastics, CEO of GE Healthcare Asia, CEO of GE Money Asia and CEO of GE Asia. He served as outside director for Toshiba Corporation from 2019 to 2021 and Shiseido Co. Ltd. from 2020 to 2022. Mr. Fujimori received a Bachelor of Science Degree in Petroleum Engineering from the University of Tokyo and a Master in Business Administration from Carnegie Mellon Graduate School of Business, where he serves as a member of the Board of Trustees. We believe that Mr. Fujimori is qualified to serve as a member of our board of directors due to his education, extensive leadership and director experiences for companies in the technology and manufacturing spaces.

Term of Office

All of our directors, when elected, hold office until the next annual meeting of our stockholders or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until their successors are appointed and qualified.

Family Relationships

There is no family relationship between any of our executive officers or directors.

Involvement in Certain Legal Proceedings

There are currently no legal proceedings to which any of our directors or officers is a party adverse to us or in which any of our directors or officers has a material interest adverse to us.

Corporate Governance

We structure our corporate governance in a manner we believe closely aligns our interests with those of our stockholders. Notable features of this corporate governance include:

•
we have independent director representation on our audit, compensation and nominating committees, and our independent directors meet regularly in executive sessions without the presence of our corporate officers or non-independent directors;
•
at least one of our directors qualifies as an “audit committee financial expert” as defined by the SEC; and
•
we have begun to and will continue to implement a range of other corporate governance best practices, including implementing a robust director education program.

Independence of the Board of Directors

Nasdaq listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The Company’s independent directors expect to have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms no less favorable to the Company than could be obtained from independent parties. Our Board will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Based on information provided by each director concerning his or her background, employment and affiliations, the Board has determined that each of the directors, other than Dinakar Munagala and Lane Bess, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances that the Board deemed relevant in determining their independence, including the beneficial ownership of the Company’s capital stock by each non-employee director, and the transactions involving them. See “Certain Relationships and Related Persons Transactions.”

Board of Directors Leadership Structure

Lane M. Bess serves as our Chairman of the Board and Edward Frank is the Board’s lead independent director. Our Board has adopted the Lead Independent Director Guidelines, pursuant to which the independent directors of the Board will elect from among themselves a lead independent director when the Chairperson of the Board is not an independent director. We do not have a formal policy as to whether the same person should serve as our Chairperson of the Board and Chief Executive Officer. Our Board has determined its leadership structure is appropriate and effective given our stage of development.

Composition of the Board of Directors

Our business and affairs are managed under the direction of our Board. Our Board consists of seven (7) members, with each director having a term that expires at our annual meeting of stockholders in 2025 and when his or her respective successor is duly elected and qualified, or upon his or her earlier death, resignation, retirement or removal. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors. Lane M. Bess will serve as Chairman of the Board.

At each annual meeting of stockholders, the successors to our directors will be elected to serve from the time of election and qualification until the next annual meeting following their election and until their successors are duly elected and qualified, or their earlier resignation, removal, disqualification or death. Our directors may be removed for cause by the affirmative vote of the holders of at least sixty-six and two-thirds percent (66 2/3%) of our Common Stock.

Board Committees

Our Board directs the management of our business and affairs, as provided by Delaware law, and conducts its business through meetings of the Board and standing committees. The standing committees of our Board include an audit committee of the Board (the “Audit Committee”) and a compensation committee of the Board (the “Compensation Committee”), each of which operates under a charter that has been approved by our board of directors. Such charters are available on our website at https://ir.blaize.com/corporate-governance/documents-charters. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website. We have included our website address as an inactive textual reference only.

Audit Committee

The Audit Committee consists of George de Urioste, Edward Frank and Tony Cannestra, with George de Urioste serving as chair. Rule 10A-3 of the Exchange Act and Nasdaq rules require that our Audit Committee must be composed entirely of independent members. Our Board has affirmatively determined that George de Urioste, Edward Frank and Tony Cannestra each meet the definition of “independent director” for purposes of serving on the Audit Committee under Rule 10A-3 of the Exchange Act and Nasdaq rules. Each member of our Audit Committee also meets the financial literacy requirements of Nasdaq listing standards. In addition, our Board has determined that George de Urioste qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our Board adopted a written charter for the Audit Committee, which is available on our corporate website at www.blaize.com.

The Audit Committee meets with our independent auditors at least quarterly to discuss the results of the annual audit or interim periodic reviews and to review the financial statements; appoints the independent auditors to be retained; oversees the independence of the independent accountants; evaluates the independent auditors’ performance; approves fees paid to independent auditors and receives and considers the independent auditors’ comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee did not meet during fiscal year 2024 as it was formed upon the closing of the Business Combination on January 13, 2025.

The Audit Committee is primarily concerned with the effectiveness of our audits by our internal audit staff and by our independent auditors and is responsible for, among other things:

(1)
evaluating the performance, independence, compensation, retention, oversight and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;
(2)
reviewing our financial reporting processes and disclosure controls;
(3)
reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;
(4)
reviewing the adequacy and effectiveness of our internal control policies and procedures, including reviewing, with the independent auditors, management’s plans with respect to the responsibilities, budget, staffing and effectiveness of our internal audit function, and reviewing and approving our head of internal audit (if established);
(5)
reviewing with the independent auditors the annual audit plan, including the scope of audit activities and all critical accounting policies and practices to be used by us;
(6)
obtaining and reviewing at least annually (if required by applicable stock exchange listing requirements) or as otherwise determined, a report by our independent auditors describing the independent auditors’ internal quality-control procedures and any material issues raised by the most recent internal quality-control review, peer review, or any inquiry or investigation by governmental or professional authorities;
(7)
setting clear hiring policies for employees or former employees of our independent auditors;
(8)
monitoring the rotation of partners of our independent auditors on our engagement team as required by law;
(9)
at least annually, reviewing relationships that may reasonably be thought to bear on the independence of the committee, receiving and reviewing a letter from the independent auditor affirming their independence, discussing the potential effects of any such relationship, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;
(10)
reviewing our annual and quarterly financial statements and reports and discussing the statements and reports with our independent auditors and management;
(11)
reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy and effectiveness of our financial controls and critical accounting policies;
(12)
reviewing with management and our independent auditors any earnings announcements, disclosures and other financial information and guidance;
(13)
establishing procedures for the review, retention and investigation of complaints received by us regarding financial controls, accounting, auditing or other matters;
(14)
preparing the report that the SEC requires in our annual proxy statement;
(15)
reviewing and providing oversight of any related party transactions in accordance with our related party transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including our code of business conduct and ethics;
(16)
reviewing and discussing with management risks related to data privacy, technology and information security, including cybersecurity, back-up of information systems, and policies and procedures that we have in place to monitor and control such exposures;
(17)
reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented;
(18)
reviewing any analyses prepared by management or the independent auditors setting forth significant financial reporting issues and judgments made in connection with the preparation of the financial statements, including analyses of the effects of alternative GAAP methods on the financial statements;
(19)
reviewing with management and the independent auditors any disagreement between them regarding financial reporting, accounting practices or policies, or other matters, that individually or in the aggregate could be significant to our financial statements or the independent auditor’s report, reviewing management’s response, and resolving any other conflicts or disagreements regarding financial reporting;
(20)
considering and reviewing with management, the independent auditors, and outside advisors or accountants any correspondence with regulators or governmental agencies and any published reports that raise material issues regarding Blaize’s financial statements or accounting policies;
(21)
reviewing with management legal and regulatory compliance and any material current, pending or threatened legal matters; and
(22)
reviewing and evaluating on an annual basis the performance of the Audit Committee and the audit committee charter

Compensation Committee

The Compensation Committee consists of Edward Frank, George de Urioste and Tony Cannestra, with Edward Frank serving as chair. Our Board has affirmatively determined that Edward Frank, George de Urioste and Tony Cannestra each meet the definition of “independent director” for purposes of serving on the Compensation Committee under Nasdaq rules, and are “non-employee directors” as defined in Rule 16b-3 of the Exchange Act. Our Board adopted a written charter for the Compensation Committee, which is available on our corporate website at www.blaize.com.

The Compensation Committee is primarily concerned with overall compensation strategy and policies and is responsible for, among other things:

(1)
reviewing and approving the corporate goals and objectives that pertain to our overall compensation strategy and policies;
(2)
reviewing and approving annually the compensation and other terms of employment of our executive officers and other members of senior management, in the Compensation Committee’s discretion;
(3)
reviewing and approving the type and amount of compensation to be paid or awarded to our non-employee board members
(4)
administering our equity incentive plans and other benefit plans;
(5)
reviewing and approving the terms of any employment agreements, severance arrangements, change in control protections, indemnification agreements and any other material arrangements with our executive officers and other members of senior management, in the Compensation Committee’s discretion;
(6)
reviewing and establishing appropriate insurance coverage for our directors and officers;
(7)
reviewing and discussing with management our disclosures under the caption “Compensation Discussion and Analysis” in our periodic reports or proxy statements to be filed with the SEC, to the extent such caption is included in any such report or proxy statement;
(8)
preparing an annual report on executive compensation that the SEC requires in our annual proxy statement;
(9)
reviewing our practices and policies for employee compensation as related to risk management and risk-taking incentives to determine if such compensation policies and practices are reasonably likely to have a material adverse effect on us;
(10)
establishing and monitoring stock ownership guidelines for our directors and executive officers, if and as determined to be necessary or appropriate;
(11)
providing recommendations to our Board on compensation-related proposals to be considered at our annual meeting of stockholders;
(12)
reviewing and discussing with management, if appropriate, the independence of and any conflicts of interest raised by the work of a compensation consultant, outside legal counsel, or advisor hired by the compensation committee or management and how such conflict is being addressed for disclosure in the appropriate filing or report;
(13)
annually reviewing and discussing with management our human capital management practices with respect to its employees and, where applicable, independent contractors;
(14)
approving and modifying, as needed, clawback policies allowing us to recoup improper compensation paid to employees; and
(15)
reviewing and evaluating on an annual basis the performance of the Compensation Committee and recommending such changes as deemed necessary with our Board

Nomination of Directors

We do not have a nominating and corporate governance committee of the Board. Pursuant to Nasdaq Rule 5605-6(e)(1), the nomination of directors is made, or recommended to the Board by a majority of our independent directors. We may in the future establish a nominating and corporate governance committee for the nomination of directors.

Role of our Board in Risk Oversight/Risk Committee

Our board of directors is responsible for overseeing our risk management process. Our board of directors does not have a standing risk management committee, but rather anticipates administering this oversight function directly through our Board as a whole, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure and our audit committee will have the responsibility to consider and discuss our major financial risk exposures and the steps its management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee also monitors compliance with legal and regulatory requirements. Our compensation committee assesses and monitors whether our compensation plans, policies and programs comply with applicable legal and regulatory requirements.

Compensation Committee Interlocks and Insider Participation

None of our members of our Compensation Committee has ever been an executive officer or employee of Blaize. None of our executive officers currently serve, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that will serve as a member of our Board or Compensation Committee.

Limitations on Liability and Indemnification of Officers and Directors

Our Third Amended and Restated Certificate of Incorporation limits the liability of the directors and officers of Blaize to the fullest extent permitted by law, and our Amended and Restated Bylaws provide that we will indemnify them to the fullest extent permitted by such law. We have entered and expect to continue to enter into agreements to indemnify our directors, executive officers and other employees as determined by our Board.

Under the terms of such indemnification agreements, we are required to, among other things, indemnify each of our directors and officers for certain expenses, including attorneys’ fees, judgments, fines, ERISA excise taxes or penalties and settlement amounts, to the fullest extent permitted by applicable law, if the basis of the indemnitee’s involvement was by reason of the fact that the indemnitee, or a person for whom he or she is the legal representative, is or was a director or officer of Blaize or any of its subsidiaries or is or was serving at our request as a director, officer, employee or agent for another entity. The indemnification agreements also require us, to the fullest extent not prohibited by law and if so requested, to advance within thirty (30) days of such request all expenses that any of the indemnitees incurred, provided that such indemnitee will return any such advance if it is ultimately determined that such indemnitee is not entitled to indemnification by us. Any claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Blaize maintains insurance policies under which its directors and officers are insured, within the limits and subject to the limitations of those policies, against certain expenses in connection with the defense of, and certain liabilities which might be imposed as a result of, actions, suits, or proceedings to which they are parties by reason of being or having been its directors or officers. The coverage provided by these policies may apply whether or not the Company would have the power to indemnify such person against such liability under the provisions of the DGCL. At present, we are not aware of any pending litigation or proceeding involving any person who will be one of the Company’s directors or officers or is or was one of its directors or officers, or is or was one of its directors or officers serving at its request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, for which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.

The DGCL authorizes corporations to limit or eliminate the personal liability of directors of corporations and their stockholders for monetary damages for breaches of directors’ fiduciary duties, subject to certain exceptions. Our Third Amended and Restated Certificate of Incorporation includes a provision that eliminates the personal liability of directors for damages for any breach of fiduciary duty as a director where, in civil proceedings, the person acted in good faith and in a manner that person reasonably believed to be in or not opposed to the best interests of our Company or, in criminal proceedings, where the person had no reasonable cause to believe that his or her conduct was unlawful.

The limitation of liability, advancement and indemnification provisions in our Third Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws may discourage stockholders from bringing lawsuit against directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit Blaize and our stockholders. In addition, your investment may be adversely affected to the extent Blaize pays the costs of settlement and damage awards against directors and officer pursuant to these indemnification provisions.

There is currently no pending material litigation or proceeding involving any of Blaize’s directors, officers, or employees for which indemnification is sought.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2024, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements.

Code of Conduct

We have adopted a code of conduct that applies to all our employees, officers and directors, including those officers responsible for financial reporting. Our code of business conduct and ethics is available on the investor relations section of our website. We intend to disclose any amendments to the code, or any waivers of its requirements, on our website or in public filings.

Insider Trading Policy

We have adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers, employees and other covered persons that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing requirements of the Nasdaq Global Market. This policy imposes regular blackout periods during which certain individuals may not transact in our securities and pre-clearance procedures for transactions by certain specified individuals, including, among others, the members of our board of directors and our executive officers. In addition, this policy prohibits certain transactions that we have determined are higher risk or for which there is a heightened appearance of potential improper or inappropriate conduct, including short sales of our securities, options trading in puts, calls or other derivative securities involving our equity securities, hedging transactions, and margin accounts and pledging of our securities. We regularly review our insider trading policy with our board of directors and management. A copy of our insider trading policy and procedures is filed as Exhibit 19.1 to this Annual Report on Form 10-K. Further, the Company will not transact in any of its own securities unless in compliance with U.S. securities laws.

Item 11. Executive Compensation.

Overview

Except as otherwise specified in this Item 11, the information set forth herein relates to the executive compensation paid by Legacy Blaize prior to the Business Combination, and agreements with the Company, effective as of the Business Combination. This section discusses the material components of the executive compensation program for our named executive officers. For the year ended December 31, 2024, our “named executive officers” (“NEOs”) and their positions were as follows:

•
Dinakar Munagala, Chief Executive Officer;
•
Val Cook, Chief Software Architect; and
•
Santiago Fernandez-Gomez, Vice President of Platform Engineering.

Summary Compensation Table

The following table sets forth information concerning the compensation of the named executive officers of Legacy Blaize for the fiscal years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)	All Other Compensation(2)	Total
Dinakar Munagala	2024	$ 595,833	$ —	$ 3,798,428	$ 24	$ 4,394,285
Chief Executive Officer	2023	300,000	—	1,337,142	25	1,637,167
Val Cook	2024	397,570	—	781,714	24	1,179,308
Chief Software Architect	2023	225,000	—	476,724	25	701,749
Santiago Fernandez-Gomez	2024	447,917	—	730,817	24	1,178,758
Vice President of Platform Engineering	—	—	—	—	—	—
(1)
Amounts reflect the fair value of stock options granted during 2024 as of the date on which the options were approved by the Board computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. Assumptions used to calculate the fair value of stock options granted to the named executive officers are included in Notes 2 and 11 to Legacy Blaize’s consolidated financial statements included in the Company’s Current Report on Form 8-K/A, filed on April 14, 2025.
(2)
Amounts reflect the aggregate dollar value of life insurance premiums paid by Legacy Blaize with respect to each named executive officer during 2024.

Narrative to Summary Compensation Table

2024 Salaries

The named executive officers receive a base salary to compensate them for services rendered to Legacy Blaize. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. During 2024, Legacy Blaize’s named executive officers’ annual base salaries were as follows: Mr. Munagala: $600,000; Mr. Cook: $400,000; and Mr. Fernandez-Gomez: $450,000. The Summary Compensation Table above shows the actual base salaries paid to each named executive officer in fiscal year 2024.

Equity Compensation

Certain of Legacy Blaize’s named executive officers hold options to purchase shares of our common stock which were granted under the Blaize, Inc. Amended and Restated 2011 Stock Plan (the “2011 Stock Plan”). On October 24, 2024, we granted each of Messrs. Munagala, Cook, and Fernandez-Gomez stock options covering 7,379,065, 1,517,044, and 1,418,448 shares of our common stock, respectively.

The options granted to the named executive officers in 2024 vest and become exercisable with respect to one-third (1/3rd) of the shares subject to the option on the first anniversary of the vesting commencement date and with respect to one-thirty-sixth (1/36th) of the shares subject to the option on each monthly anniversary of the vesting commencement date thereafter, subject to continued service through the applicable vesting date. The options granted to Messrs. Munagala and Cook are also subject to accelerated vesting upon certain terminations of their employment with us pursuant to their offer letters as described in the section titled “Offer Letters” below.

In connection with the Business Combination, we adopted, and our stockholders approved, a 2025 Incentive Award Plan (the “2025 Plan”) and an Employee Stock Purchase Plan (the “2025 ESPP”), each of which became effective upon the closing of the Business Combination. No further awards have been or will be granted under the 2011 Stock Plan following the closing of the Business Combination.

Other Elements of Compensation

Retirement Plan

We maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. We believe that providing a vehicle for tax-deferred retirement savings though a 401(k) plan adds to the overall desirability of its executive compensation package and further incentivizes our employees, including its named executive officers, in accordance with its compensation policies.

Employee Benefits and Perquisites

All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including:

•
medical, dental and vision benefits;
•
short-term and long-term disability insurance; and
•
basic life and accidental death and dismemberment insurance.

We believe these benefits are appropriate and provide a competitive compensation package to our named executive officers. We do not currently, and we did not during 2024, provide material perquisites to any of our named executive officers.

No Tax Gross-Ups

Blaize does not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by our company.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2024. The share numbers and exercise prices below are those in effect as of December 31, 2024 and have not been adjusted to reflect the adjustments to our equity awards that occurred upon the closing of the Business Combination.

			Option Awards
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options -Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options - Unearned	Option Exercise Price	Option Expiration Date
Dinakar Munagala	3/15/2017	1/1/2017	147,000(1)	—	—	$ 1.00	3/14/2027
	11/12/2018	9/1/2018	226,305(1)	—	—	11.40	11/11/2028
	9/19/2023	9/19/2023	2,197,372(2)	3,124,027	—	0.44	9/18/2033
	10/24/2024	7/1/2024	—	7,379,065(3)	—	0.92	10/23/2034
Val Cook	3/15/2017	1/1/2017	40,038(1)	—	—	1.00	3/14/2027
	11/12/2018	9/1/2018	113,152(1)	—	—	11.40	11/11/2028
	9/19/2023	9/19/2023	794,866(2)	1,112,814	—	0.44	9/18/2033
	10/24/2024	7/1/2024	—	1,517,044(3)	—	0.92	10/23/2034
Santiago Fernandez-Gomez	1/2/2017	7/8/2015	5,000(2)	—	—	1.00	1/1/2027
	8/27/2018	7/9/2018	67,935(4)	—	—	11.40	8/26/2028
	11/17/2021	1/1/2021	4,896(1)	104	—	20.70	11/16/2031
	9/19/2023	9/19/2023	654,484(2)	916,278	—	0.44	9/18/2033
	10/24/2024	7/1/2024	—	1,418,448(3)	—	0.92	10/23/2034

(1) Represents an option which vested with respect to one-forty-eighth (1/48th) of the shares subject to the option on each of the first forty-eight (48) monthly anniversaries of the vesting commencement date, subject to the applicable executive’s continued service through the applicable vesting date.

(2) Represents an option which vested or vests, as applicable, with respect to one-thirty-sixth (1/36th) of the shares subject to the option on each of the first thirty-six (36) monthly anniversaries of the vesting commencement date, subject to the applicable executive’s continued service through the applicable vesting date.

(3) Represents an option which vests with respect to one-third (1/3rd) of the shares subject to the option on the first anniversary of the vesting commencement date and with respect to one-thirty-sixth (1/36th) of the shares subject to the option on each monthly anniversary of the vesting commencement date thereafter, subject to the applicable executive’s continued service through the applicable vesting date.

(4) Represents an option which vested or vests, as applicable, with respect to twenty-five percent (25%) of the shares subject to the option on the first anniversary of the vesting commencement date and with respect to one-forty-eighth (1/48th) of the shares subject to the option on each monthly anniversary of the applicable vesting commencement date thereafter, subject to the applicable executive’s continued service through the applicable vesting date.

Executive Compensation Arrangements

Offer Letters

Offer Letter for Mr. Munagala

We are party to an offer letter, dated June 18, 2018 (as amended, the “Munagala Offer Letter”) with Mr. Munagala, pursuant to which, Mr. Munagala serves as our Chief Executive Officer. Pursuant to the Munagala Offer Letter, Mr. Munagala is entitled to receive a base salary which, as of January 1, 2024, was $600,000 and is eligible to be considered for annual incentive bonuses. The Munagala Offer Letter provides that Mr. Munagala is eligible to participate in Blaize-sponsored benefit plans and for paid vacation in accordance with Blaize policy.

In addition, pursuant to the Munagala Offer Letter, if Mr. Munagala’s employment is terminated by us without “cause” or Mr. Munagala resigns with “good reason” (each as defined in the Munagala Offer Letter), then Mr. Munagala will be eligible to receive the following severance payments and benefits: (i) a lump-sum cash payment in an amount equal to 3 months of his base salary, (ii) salary continuation payments at 75% of his base salary for 12 months following termination, and (iii) COBRA continuation coverage for up to 12 months following termination, and (iv) accelerated vesting of any outstanding and unvested options held by him.

If Mr. Munagala’s employment is terminated by us without “cause” or he resigns for “good reason,” in either case, within one year after a change in control of Blaize (as defined in the Munagala Offer Letter), then Mr. Munagala will instead be entitled to receive the following severance payments and benefits (in lieu of the amounts described above): (i) a lump-sum cash payment in an amount equal to 12 months of his base salary, (ii) COBRA continuation coverage for up to 12 months following termination, and (iii) accelerated vesting of any outstanding and unvested options held by him.

Mr. Munagala’s receipt of any severance payments and benefits is subject to his execution and non-revocation of a general release in favor of Blaize.

Offer Letter for Mr. Cook

We are party to an offer letter, dated June 20, 2018 (as amended, the “Cook Offer Letter”) with Mr. Cook, pursuant to which, Mr. Cook serves as our Chief Software Architect. Pursuant to the Cook Offer Letter, Mr. Cook is entitled to receive a base salary which, as of January 1, 2024, was $400,000 and is eligible to be considered for annual incentive bonuses. The Cook Offer Letter provides that Mr. Cook is also eligible to participate in Blaize-sponsored benefit plans and for paid vacation in accordance with Blaize policy.

In addition, pursuant to the Cook Offer Letter, if Mr. Cook’s employment is terminated by us without “cause” or Mr. Cook resigns with “good reason” (each as defined in the Cook Offer Letter), then Mr. Cook will be eligible to receive the following severance payments and benefits: (i) a lump-sum cash payment in an amount equal to 3 months of his base salary, (ii) salary continuation payments at 75% of his base salary for 12 months following termination, and (iii) COBRA continuation coverage for up to 12 months following termination.

In addition, if Mr. Cook’s employment is terminated by us without “cause” or he resigns for “good reason,” in either case, within one year after a change in control of Blaize (as defined in the Cook Offer Letter), then Mr. Cook will instead be entitled to receive the following severance payments and benefits (in lieu of the amounts described above): (i) a lump-sum cash payment in an amount equal to 12 months of his base salary, and (ii) COBRA continuation coverage for up to 12 months following termination, and (iii) accelerated vesting of any outstanding and unvested options held by him.

Mr. Cook’s receipt of any severance payments and benefits is subject to his execution and non-revocation of a general release in favor of Blaize.

Offer Letter for Mr. Fernandez-Gomez

We are party to an offer letter, dated July 4, 2018 (as amended, the “Fernandez-Gomez Offer Letter”) with Mr. Fernandez-Gomez, pursuant to which, Mr. Fernandez-Gomez serves as our Vice President of Platform Engineering. Pursuant to the Fernandez-Gomez Offer Letter, Mr. Fernandez-Gomez is entitled to receive a base salary which, as of January 1, 2024, was $450,000 and is eligible to be considered for annual incentive bonuses. The Fernandez-Gomez Offer Letter provides that Mr. Fernandez-Gomez is also eligible to participate in Blaize-sponsored benefit plans and for paid vacation in accordance with Blaize policy.

Director Compensation

Prior to the Business Combination, Legacy Blaize did not maintain a formal non-employee director compensation program, but previously made cash payments and granted equity awards to certain of its non-employee directors as it deemed appropriate. During 2024, each of Messrs. Frank, Cannestra, Hambrecht and Bess were granted equity awards for their services on Legacy Blaize’s board of directors. None of Legacy Blaize’s other non-employee directors received compensation from Legacy Blaize for their service on the board of directors in 2024.

2024 Director Compensation Table

The following table sets forth information concerning the compensation of Legacy Blaize’s non-employee directors for the year ended December 31, 2024:

Name	Option Awards(1)	Total

Edward Frank	$318,472	$318,472
Tony Cannestra	318,472	318,472
Juergen Hambrecht	318,472	318,472
Lane Bess	242,571	242,571
(1)
Amounts reflect the full fair value of stock options granted during 2024 as of the date on which the options were approved by the Legacy Blaize’s board of directors computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. Assumptions used to calculate the value of option awards made to the named executive officers are included in Notes 2 and 11 to Legacy Blaize’s consolidated financial statements included in the Company’s Current Report on Form 8-K/A, filed on April 14, 2025.

The following table shows the aggregate numbers of option awards (exercisable and unexercisable) held as of December 31, 2024 by each non-employee director who served during 2024:

Name	Number of Options Outstanding as of Fiscal Year End
Edward Frank	909,535
Tony Cannestra	920,850
Juergen Hambrecht	909,535
Lane Bess	477,750

In connection with the Business Combination, we approved a compensation program for our non-employee directors (the “Director Compensation Program”), effective as of the closing of the Business Combination. The material terms of the Director Compensation Program are summarized below.

Cash Compensation

Under the Director Compensation Program, non-employee directors serving on the Board are entitled to cash compensation in the following amounts:

•
Annual Retainer: $80,000
•
Additional Annual Retainer for Non-Executive Chair: $40,000
•
Annual Committee Chair Retainers:
o
Audit Committee: $24,000
o
Compensation Committee: $20,000
•
Annual Non-Chair Committee Member Retainers:
o
Audit Committee: $16,000
o
Compensation Committee: $14,000

Annual cash retainers will be paid in quarterly installments in arrears and will be pro-rated for any partial calendar quarter of service.

Equity Compensation

Initial Awards. Under the Director Compensation Program, each non-employee director who is initially elected or appointed to serve on the Board following the closing of the Business Combination will be granted an award of restricted stock units at the time of the election or appointment with a grant-date value of approximately $600,000, which will vest with respect to one-third (1/3rd) of the restricted stock units subject thereto on each of the first three anniversaries of the applicable grant date, subject to the director’s continued service on the Board through the applicable vesting date. If a member of the Board is an employee of Blaize or a subsidiary thereof who subsequently terminates employment with Blaize but remains on the Board as a non-employee director, such individual will not be eligible to receive an Initial Award.

Annual Awards. Under the Director Compensation Program, each non-employee director who is serving on the Board as of the date of each annual meeting of the company’s stockholders following the closing of the Business Combination will be granted, on such annual meeting date, an award of restricted stock units with a grant-date value of approximately $200,000 (each an “Annual Award”), which will vest in full on the earlier to occur of (i) the one-year anniversary of the applicable grant date and (ii) the date of the next annual meeting following the grant date, subject to the director’s continued service on the Board through the applicable vesting date.

In addition, each equity award granted under the Director Compensation Program will vest in full upon a change in control of the Company (as defined in the 2025 Plan, or any similar term as defined in the then-applicable plan) if the non-employee director will not become a member of the Board or the board of directors of the Company’s successor (or any parent thereof) following such change in control.

Compensation under the Director Compensation Program is subject to the annual limits on non-employee director compensation set forth in the 2025 Plan (or any successor plan).

Compensation Recovery Policy

We maintain a Compensation Recovery Policy (the “Compensation Recovery Policy”), in compliance with final clawback rules and regulations adopted by the SEC under the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Nasdaq listing rules, which requires recovery from current and former executive officers of incentive-based compensation that is earned, granted or vested based on the achievement of a financial reporting measure in the event that we are required to prepare an accounting restatement of previously issued financial statements unless the Compensation Committee determines that recovery would be impracticable. The recoverable compensation includes any compensation received after the effective date of the Compensation Recovery Policy and during the three-year fiscal period preceding the date we were required to prepare the accounting restatement that is in excess of the amount that would have been earned, paid or vested had it been calculated based on the restated financial statements. Recovery is required regardless of fault or a covered officer’s role in the financial reporting process.

Rule 10b5-1 Sales Plans

Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The director or executive officer may amend a Rule 10b5-1 plan in some circumstances and may terminate a plan at any time. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with the terms of the insider trading policy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership Table

The beneficial ownership table below sets forth information known to us regarding the beneficial ownership of our common stock as of March 31, 2025, by:

•
each person who is the beneficial owner of more than 5% of the outstanding shares of our common stock;
•
each of our named executive officers and directors; and
•
all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days or shares of common stock underlying time-based restricted stock units that vest within 60 days are considered outstanding and beneficially owned by the person holding the options, warrants, or restricted stock units, as applicable, for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise noted, the address of each beneficial owner is c/o Blaize Holdings, Inc., 4659 Golden Foothill Parkway, Suite 206, El Dorado Hills, CA 95762.

The following beneficial ownership table is based on 101,683,916 shares of common stock issued and outstanding as of March 31, 2025:

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
5% Stockholders:
Bess Ventures and Advisory, LLC(1)	9,521,985	9.4%
Funds affiliated with Rizvi Traverse CI Manager, LLC(2)	7,439,433	7.3%
Ava Investors SA(3)	17,716,892	17.4%

Sponsor and related parties(4)	12,345,767	12.1%
Funds affiliated with DENSO(5)	9,195,111	9.0%
Anderson Investments Pte. Ltd.(6)	6,353,023	6.2%
Directors and Named Executive Officers:
Lane M. Bess(1)	9,521,985	9.4%
Tony Cannestra(7)	571,963	*
Edward Frank(8)	563,139	*
Juergen Hambrecht(9)	563,139	*
Dinakar Munagala(10)	3,138,518	3.1%
Harminder Sehmi(11)	459,572	*
George de Urioste	—	*
Yoshiaki Fujimori	—	*
Directors and executive officers as a group (10 individuals)	14,818,316	14.6%

* Less than one percent.

(1)
Consists of (a) 8,946,783 shares of Common Stock held by Bess Ventures, (b) 389,968 shares of Common Stock held by the Coral Gables Trust Company, Trustee of the Destin Huang Irrevocable Trust Dated October 19, 2021 and (c) 185,234 shares of Common Stock underlying options exercisable within 60 days of March 31, 2025. Lane M. Bess is the (i) managing member and owner of Bess Ventures and (ii) the Investment Fiduciary of the Trust. Lane M. Bess may be deemed to be the beneficial owner of the shares of Blaize capital stock beneficially owned by Bess Ventures and the Trust. The address of Bess Ventures is c/o Lane M. Bess, 1928 Sunset Harbor Drive, Miami Beach, FL 33139. The address of the Trust is 255 Alhambra Circle, Ste 333, Coral Gables, FL 33134.
(2)
Consists of (a) 1,211,952 shares of Common Stock held by RT-AI II, LLC, (b) 842,890 shares of Common Stock held by RT-AI III, LLC, (c) 2,548,556 shares of Common Stock held by RT-AI IV LLC, (d) 836,035 shares of Common Stock held by RT-AI V LLC (collectively, the “RT Funds”) and (e) 2,000,000 shares of Common Stock held by Rizvi Master LLC (“Rizvi Master”). Rizvi Traverse CI Manager, LLC (“RTCIM”) is the manager of each of the RT Funds. Mr. Suhail Rizvi is the manager of RTCIM and Rizvi Master. Mr. Rizvi may be deemed to be the beneficial owner of the shares of Common Stock beneficially owned by the RT Funds and Rizvi Master, but disclaims beneficial ownership of such shares, except to the extent of any pecuniary interest therein. The address of the RT Funds and Rizvi Master is c/o Rizvi Traverse CI Manager, LLC, 801 Northpoint Parkway, Suite 129, West Palm Beach, FL 33407.
(3)
Consists of 17,716,892 shares of Common Stock held by Ava Private Markets Sarl (“Ava Private Markets”) and affiliates. Ava Investors SA is the investment manager of Ava Private Markets and exercises investment power with respect to the securities held by Ava Private Markets. Barthelemy Debray, Raphaëlle Mahieu and Benjamin Hazan may be deemed to exercise investment power with respect to the securities. Each of the persons above disclaims any beneficial ownership of the securities, except to the extent of any pecuniary interest therein. The address of each of the persons above is c/o Ava Investors SA, Rue du Rhône 78, 1204 Geneva, Switzerland.
(4)
Consists of 10,345,767 shares of Common Stock held by the Sponsor and related parties. BurTech LP LLC, the Sponsor, is the record holder of the securities reported herein. Shahal Khan, Patrick Orlando and Roman Livson are the managing members of the Sponsor. By virtue of this relationship, Messrs. Khan, Orlando and Livson may be deemed to share beneficial ownership of the securities held of record by the Sponsor. Messrs. Khan, Orlando and Livson disclaim any beneficial ownership except to the extent of their pecuniary interest in such securities. The address of the Sponsor and related parties is c/o BurTech LP LLC, 5601 Arbor Lane, Coral Gables, FL 33156.
(5)
Consists of (a) 4,673,746 shares of Common Stock held by DENSO Corporation and (b) 4,521,365 shares of Common Stock held by DENSO International America, Inc. DENSO International America Inc. is a direct wholly owned subsidiary of DENSO Corporation, and therefore, investment or voting power regarding shares held by DENSO International America Inc. is made by DENSO Corporation. In such capacity, DENSO Corporation may be deemed to have voting and investment power over the shares held by DENSO International America Inc. as well as shares held directly by DENSO Corporation. Investment and voting decisions regarding such shares are made by the board of directors of DENSO Corporation upon a recommendation by management, acting by majority vote and, as a result, no individual member of the board of directors acting alone has the ability to exercise investment or voting power regarding such shares. The membership of the board of directors is subject to change from time to time. The board of directors currently consists of Koji Arima, Shinnosuke Hayashi, Yasushi Matsui, Yasuhiko Yamazaki, Akio Toyoda, Shigeki Kushida, Yuko Mitsuya and Joseph P. Schmelzeis Jr. Each of the members of the board of directors of DENSO Corporation disclaims beneficial ownership of such shares. The address of each of DENSO International America, Inc. and DENSO Corporation is 24777 Denso Dr, Southfield, MI 48033 and 1Chome-1 Showacho, Kariya, Aichi 448-0029, Japan, respectively.
(6)
Consists of 6,353,023 shares of Common Stock held by Anderson. Anderson is a direct wholly owned subsidiary of Thomson, which in turn is a direct wholly owned subsidiary of Tembusu, which in turn is a direct wholly owned subsidiary of Temasek and may be deemed to share voting and investment power over the shares held by Anderson. In such capacities, each of Temasek, Tembusu and Thomson may be deemed to share voting and investment power over the shares held by Anderson. Investment and voting decisions regarding such shares are made by an investment committee of Temasek, acting by majority vote and, as a result, no individual investment committee member acting alone has the ability to exercise investment or voting power regarding such shares. The membership of the investment committee is subject to change from time to time. The investment committee currently consists of Dilhan Pillay, Chia Song Hwee, Nagi Hamiyeh, Ravi Lambah, Rohit Sipahimalani, Uwe Krueger, Wu Yibing, Png Chin Yee, John Marren, Alpin Mehta, Suranjan Mukherjee, Martin Fichtner and Anuj Maheshwari. Each of the members of the investment committee disclaims beneficial ownership of such shares. The address for Anderson, Thomson, Tembusu and Temasek is 60B Orchard Road, #06-18, The Atrium@Orchard, Singapore 238891.
(7)
Consists of 571,963 shares of Common Stock underlying options exercisable within 60 days of March 31, 2025.
(8)
Consists of 563,139 shares of Common Stock underlying options exercisable within 60 days of March 31, 2025.
(9)
Consists of 563,139 shares of Common Stock underlying options exercisable within 60 days of March 31, 2025.
(10)
Consists of (a) 553,422 shares of Common Stock held directly by Dinakar Munagala and (b) 2,585,096 shares of Common Stock underlying options exercisable within 60 days of March 31, 2025.
(11)
Consists of 459,572 shares of Common Stock underlying options exercisable within 60 days of March 31, 2025.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2024 regarding shares of common stock that may be issued under our equity compensation plans. Such information includes equity compensation plans of Legacy Blaize as of December 31, 2024 that were assumed by the Company in the Business Combination:

Equity Compensation Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Approved by stockholders	31,991,082(1)	$ 1.14(2)	1,737,444(3)
Not approved by stockholders	—	—	—
	31,991,082	$ 1.14	1,737,444

(1)
Includes 28,360,635 shares subject to stock options under the 2011 Stock Plan and 3,630,447 shares subject to outstanding restricted stock units under the 2011 Stock Plan, in each case, that were outstanding on December 31, 2024 (presented on an as-converted basis). No new awards have been or may be granted under the 2011 Stock Plan following the closing of the Business Combination, but all outstanding awards under the 2011 Stock Plan continue to be governed by their existing terms.
(2)
Reflects the weighted-average exercise price of outstanding stock options under the 2011 Stock Plan, presented on an as-converted basis. RSUs do not have an exercise price and are not included in the weighted-average exercise price.
(3)
Does not reflect shares reserved and available for issuance under the 2025 Plan or 2025 ESPP, as such plans were not in effect as of December 31, 2024 and became effective on January 13, 2025 in connection with the closing of the Business Combination.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Person Transactions — BurTech

Working Capital Loans

In order to finance transaction costs in connection with the Business Combination, on February 1, 2023, BurTech issued an unsecured convertible promissory note to the Sponsor, pursuant to which BurTech borrowed $1,500,000 from the Sponsor for general corporate purposes. Such loan was, at the Sponsor’s discretion, convertible into units of BurTech at a price of $10.00 per unit, with the conversion amount determined by dividing (x) the sum of the outstanding principal amount payable to such Payee by (y) $10.00. The Working Capital Loan did not bear any interest and was repayable by BurTech to the Sponsor, if not converted or repaid on the effective date of a Business Combination involving BurTech and one or more businesses. The maturity date of the Working Capital Loan may be accelerated upon the occurrence of an Event of Default (as defined under the Working Capital Loan). As of December 31, 2024, $1,500,000 in working capital loans were outstanding.

Advances from Sponsor

As of December 31, 2024, the Sponsor provided working capital and extension deposits on behalf of BurTech. These amounts are reflected on the condensed consolidated balance sheets as advances from Sponsor. The advances are non-interest bearing and are payable on demand. As of December 31, 2024, BurTech had advances owed to the Sponsor in the amount of $2,971,258. During the year ended December 31, 2024, BurTech received $1,304,630 from its Sponsor for payment of operating expenses and ongoing business operations. Additionally, during the year ended December 31, 2024, the Sponsor paid $1,666,628 to the trust for extension payments.

Backstop Subscription Agreement

On April 22, 2024, the Sponsor entered into a backstop subscription agreement (the “Backstop Subscription Agreement”) with BurTech and Legacy Blaize. Pursuant to the Backstop Subscription Agreement, in the event that the amount of cash in BurTech’s trust account following redemptions and before payment of expenses (the “Trust Amount”) is less than $30,000,000 (the “Backstop Amount”), the Sponsor shall purchase, prior to or substantially concurrently with the closing of the Business Combination, a number of shares of Class A common stock of the Company equal to the quotient of (a) the difference of (x) $30,000,000 minus (y) the Trust Amount divided by (b) $10.00, at a per share purchase price of $10.00 per share.

The closing condition in the Merger Agreement related to the Backstop Subscription Agreement was waived at the time of the execution of the Non-Redemption Agreement.

PIPE Subscription Agreements

On December 31, 2024, in connection with the Business Combination, BurTech and Legacy Blaize entered into a subscription agreement (the “Burkhan PIPE Subscription Agreement”) with Burkhan Capital LLC (“Burkhan”), pursuant to which, among other things, BurTech agreed to issue and sell to Burkhan, and Burkhan agreed to subscribe for and purchase 1,200,000 shares of the Company’s common stock, par value $0.0001 per share (“PIPE Shares”) at a purchase price of $10.00 per share for an aggregate purchase price of $12,000,000, in a private placement. On January 13, 2025, immediately following the Closing, the Company issued 1,200,000 shares of Common Stock, at a price of $10.00 per share for an aggregate investment by Burkhan of $12,000,000 in accordance with the terms of the Burkhan PIPE Subscription Agreement. The shares of Common Stock issued to Burkhan were offered in a private placement under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Burkhan PIPE Subscription Agreement.

Under the terms of the Burkhan PIPE Subscription Agreement, the Company was obligated to file a registration statement to register for the resale of the PIPE Shares within forty-five (45) calendar days of the Closing, and to use its commercially reasonable efforts to cause such registration statement to become effective as soon as practicable after the filing there of. On January 17, 2025, we filed a Registration Statement on Form S-1 to register the resale of such PIPE Shares.

Secured Promissory Note and Pledge Agreement

On January 13, 2025, in connection with the consummation of the Business Combination and as contemplated by the Merger Agreement, the Sponsor issued a secured promissory note and pledge agreement (the “Sponsor Note”) to BurTech (the “Holder”) in the principal amount of US$8,753,744.21, bearing with respect to the remaining principal amount of the Sponsor Note as at the maturity date an interest rate of 7% with annual compounding, compounded on December 31 each year the Sponsor Note remains outstanding until such remaining principal amount is paid. Pursuant to the Sponsor Note, the Sponsor agreed to pay certain of the Acquiror Transaction Expenses (as defined in the Merger Agreement) set forth in the Sponsor Note. As consideration for entry into the Sponsor Note, BurTech issued 750,000 shares of BurTech Class A common stock (“Sponsor Note Shares”) to the Sponsor in accordance with the terms of the Sponsor Note (the “Sponsor Note Issuance” and together with the PIPE Investment, the “Private Placements”). The shares of BurTech Class A common stock issued in consideration for the Sponsor Note were offered in a private placement under the Securities Act, pursuant to the Sponsor Note. The Sponsor is obligated to pay the Acquiror Transaction Expenses set forth in the Sponsor Note within ninety days after the date that the Sponsor Note Shares have been registered for resale under the Securities Act, or May 14, 2025. The Sponsor granted a first priority security interest in, and pledged, 2,000,000 shares of BurTech Class A common stock and all proceeds thereof to the Holder to secure the satisfaction by the Sponsor of all its obligations to the Holder under the Sponsor Note. The outstanding principal and accrued interest under the Sponsor Note is due and payable upon the Maturity Date. Additionally, in the event that the Company is required to pay any of the Acquiror Transaction Expenses subject to the Sponsor Note, the Sponsor is obligated to reimburse the Company for such payments within 90 days of such payment by the Company.

Registration Rights Agreements

On January 13, 2025, in connection with the consummation of the Business Combination and as contemplated by the Merger Agreement, we and certain stockholders of Legacy Blaize, the Sponsor and BurTech entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which we agreed to file a shelf registration statement with respect to the registrable securities under the Registration Rights Agreement within thirty (30) calendar days of the closing of the Business Combination. Certain Legacy Blaize stockholders and BurTech stockholders may each request to sell all or any portion of their registrable securities in an underwritten offering up to two times total and up to twice in any 12-month period, so long as the total offering price is reasonably expected to exceed $50.0 million. We also agreed to provide customary “piggyback” registration rights. The Registration Rights Agreement also provides that we will pay certain expenses relating to such registrations and indemnify the stockholders against certain liabilities.

On January 13, 2025, in connection with the consummation of the Business Combination and as contemplated by the Merger Agreement, we and certain stockholders of Legacy Blaize, entered into a registration rights agreement (the “Ava Registration Rights Agreement”), pursuant to which we agreed to file a shelf registration statement with respect to the registrable securities under the Registration Rights Agreement within four (4) business days of the closing of the Business Combination. Certain Legacy Blaize stockholders may each request to sell all or any portion of their registrable securities in an underwritten offering up to two times total and up to twice in any 12-month period, so long as the total offering price is reasonably expected to exceed $25.0 million. We also agreed to provide customary “piggyback” registration rights. The Ava Registration Rights Agreement also provides that we will pay certain expenses relating to such registrations and indemnify the stockholders against certain liabilities.

Lock-up Agreements

On January 13, 2025, in connection with the consummation of the Business Combination and as contemplated by the Merger Agreement, certain former Legacy Blaize stockholders entered into that certain Lock-Up Agreement, pursuant to which they each agreed, subject to certain customary exceptions, not to (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge or otherwise dispose of, directly or indirectly, any shares of common stock held by them (such shares, together with any securities convertible into or exchangeable for or representing the rights to receive shares of common stock if any, acquired during the Lock-Up Period (as defined below), the “Stockholder Lock-up Shares”), (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of the Stockholder Lock-up Shares, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise with respect to the Stockholder Lock-Up Shares or (iii) publicly announce any intention to effect any transaction of the types specified in clause (i) or (ii) until the earlier of (x) July 13, 2025, (y) the date on which the last reported sale price of common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after June 12, 2025 and (z) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Certain Relationships and Related Person Transactions — Legacy Blaize

Administrative and Operating Agreements

Legacy Blaize is a party to a Long-Term Joint Development Agreement with DENSO Corporation, dated as of February 15, 2022, pursuant to which Legacy Blaize and DENSO Corporation, which holds more than 5% of Blaize’s outstanding capital stock within Blaize’s last fiscal year and is affiliated with a member of our Board, Tony Cannestra, have agreed to jointly develop AI solutions based on one or more Blaize Products and market and sell the AI solutions to customers in various automotive market segments until the end of December 2029. Legacy Blaize has not recognized any revenue to date associated with the Long-Term Joint Development Agreement as it has yet to be commercialized. Legacy Blaize expects commercialization of the Long-Term Joint Development Agreement to begin in 2025.

Intercompany Transactions, Accounts Payable and Account Receivable

Pursuant to an Intercompany Service Agreement, dated February 25, 2020, by and between Legacy Blaize and Blaize New Computing Technologies India Private Limited, a subsidiary of Legacy Blaize (“Blaize India”), Blaize India has agreed to provide software development services to Legacy Blaize in exchange for a fee equal to Blaize India’s costs plus a markup of approximately 15%. The Intercompany Service Agreement remains in effect and the amounts expensed by Legacy Blaize to Blaize India under this agreement were approximately $13,702,335 for the year ended December 31, 2024.

Legacy Blaize is a party to the Research and Development Services Agreement, dated as of June 15, 2019, pursuant to which Blaize U.K. Limited f/k/a ThinCI Limited, a subsidiary of Legacy Blaize (“Blaize UK”), has agreed to perform certain research and development services for Legacy Blaize in exchange for a grant of a limited intellectual property license and a fee equal to the amount of Blaize UK’s costs plus an appropriate markup, which is amended from time to time as necessary to reflect market pricing. The Research and Development Services Agreement remains in effect and the amount expensed by Legacy Blaize to Blaize UK under this agreement was approximately $4,011,646 for the year ended December 31, 2024.

Licensing and Trademark Agreements

Legacy Blaize was a party to the Blaize-DENSO Compiler Project Statement of Work, dated as of February 4, 2024, pursuant to which DENSO Corporation, an affiliate of Blaize which beneficially owns more than 5% of Blaize’s outstanding capital stock through itself and its subsidiary, DENSO, and is affiliated with a member of the Blaize board of directors, Tony Cannestra, agreed to jointly develop certain AI projects with Blaize. The Blaize-DENSO Compiler Project Statement of Work has been substantially completed and Legacy Blaize was paid approximately $330,319.

Related Party Loans

Legacy Blaize is a party to that certain intercompany Loan Agreement, dated June 14, 2019, between Blaize, Inc. (formerly known as M/s ThinCI Inc.), as lender, and Blaize New Computing Technologies India Private Limited (formerly known as M/s ThinCI Semiconductor Technologies India Private Limited), as borrower, in the initial principal amount of $4,462,416 (the “Blaize India Loan”). The Blaize India Loan bore simple interest at a rate of 7.99 percent (7.99%) and was payable within seven (7) working days from the expiry of interest period of six consecutive months. Since January 1, 2024, the largest aggregate amount of principal outstanding under the Blaize India Loan was $3,123,690. The amount of principal and interest paid under the Blaize India Loan since the inception of loan to date amounts to $446,242 and $356,418, respectively. As of December 31, 2024, Blaize India had $2,677,448 of borrowings outstanding under the Blaize India Loan.

Bess Ventures Secured Promissory Notes and Related Transactions

Bess Ventures and Advisory, LLC (“Bess Ventures”), which held within Legacy Blaize’s last fiscal year more than 5% of Legacy Blaize’s outstanding capital stock and is affiliated with a member of the Blaize board of directors, Lane Bess, is a party to the Promissory Note Agreement, dated as of January 19, 2024 (the “Bess 2024 Note”), pursuant to which the Sponsor, which currently holds more than 5% of the Company’s outstanding capital stock, has borrowed an aggregate principal amount of $13,000,000 from Bess Ventures in exchange for 500,000 shares of BurTech Class A common stock to be transferred upon the later of the consummation of the Business Combination or expiration or waiver of the post-closing lock up restrictions to permit such transfer. The Bess 2024 Note bore simple interest at a rate of ten percent (10%) and was payable on the earlier of (i) March 31, 2024 or (ii) the first business day following the date upon which the Sponsor has received from and after January 1, 2024 aggregate net proceeds from its investors in an amount of $25,000,000. Following the due date of March 31, 2024, interest at the default rate of fifteen percent (15%) began to accrue on the principal and unpaid interest obligations, and an additional 500,000 shares of BurTech Class A common stock are to be transferred to Bess Ventures. As of January 13, 2025, the aggregate amount outstanding under the Bess 2024 Note is approximately $14.8 million, and no payments or interest or principal on the loan have been paid. The obligations due under the Bess 2024 Note are secured by the Security Agreement, dated as of January 19, 2024 (the “Bess Security Agreement”), pursuant to which the Sponsor has granted a security interest in all of Sponsor’s right, title and interest in and to the personal property and assets, whether now owned or hereafter acquired, set forth in Exhibit A thereto, including (i) Sponsor’s interest in Legacy Blaize’s Pay-to-Play Convertible Notes (the “P2P Notes”), pursuant to that certain Amended and Restated Note Purchase Agreement dated April 22, 2024, among Legacy Blaize and certain investors (as amended and/or restated from time to time, the “Note Purchase Agreement”), in an aggregate principal amount up to $13.0 million, (ii) any securities issued upon the conversion thereof, (iii) all of Sponsor’s rights, title and interests under the Note Purchase Agreement and all other financing statements, agreements, instruments and documents granting, perfecting or protecting a security interest in Legacy Blaize’s assets to secure the P2P Notes and (iv) all proceeds of each of the foregoing.

In connection with the Bess Security Agreement, pursuant to which the Sponsor’s obligations due under the Bess 2024 Note (with an aggregate principal amount of $13.0 million) are secured by all of the Sponsor’s right, title and interest in and to the personal property and assets, whether now owned or hereafter acquired, set forth in Exhibit A thereto, the Sponsor, Bess Ventures and Legacy Blaize entered into a Letter Agreement, dated as of February 15, 2024 (the “Bess Letter Agreement”), pursuant to which Legacy Blaize acknowledged and agreed to the grant of security and the obligations set forth in the Bess Security Agreement and other related loan documents, and further agreed to comply with certain instructions and procedures as set forth therein. As of April 1, 2024, Sponsor was in default of the repayment terms in connection with the Bess 2024 Note, the Bess Security Agreement and the Bess Letter Agreement as a result of its failure to make a timely repayment of the outstanding balance that was due on March 31, 2024.

On September 16, 2024, Bess Ventures and the Sponsor entered into a forbearance agreement, in connection with which Bess Ventures agreed to forbear from the exercise of its remedies under the Bess 2024 Note, the Bess Security Agreement and the related loan documents until the earlier of (i) January 6, 2025 or (ii) the date that is 45 days following the consummation of the Business Combination.

On January 2, 2025, Bess Ventures and the Sponsor entered into several related transactions including (i) a second forbearance agreement (the “Second Forbearance Agreement”), in connection with which Bess Ventures agreed to extend the forbearance period with respect to the Bess 2024 Note to February 5, 2025 in exchange for certain additional collateral including the pledge by the Sponsor of 3.0 million BurTech Class A common stock (representing the 1.0 million shares required to be transferred to Bess Ventures under the Bess 2024 Note and 2.0 million other shares pledged as collateral under the Security Agreement (as defined below)), and (ii) that certain Promissory Note, pursuant to which Bess Ventures loaned $12.0 million to the Sponsor which loan is interest free prior to its maturity on February 20, 2025 and includes the obligation to transfer 500,000 shares of BurTech Class A common stock to Bess Ventures (the “Bess 2025 Note”). The obligations due under the Bess 2025 Note are secured by the Security Agreement, dated as of January 2, 2025, pursuant to which the Sponsor has granted a security interest in all of Sponsor’s right, title and interest in and to the personal property and assets, whether now owned or hereafter acquired, set forth in Exhibit A thereto, including 2.5 million shares in BurTech Class A common stock (representing the 500,000 shares required to be transferred to Bess Ventures under the Bess 2025 Note and 2 million other shares pledged as collateral) and all proceeds thereof. As consideration for the Second Forbearance Agreement and the Bess 2025 Note, pursuant to that certain Guaranty, Pledge and Repayment Agreement, dated as of January 2, 2025, Burkhan LLC has further guaranteed the Sponsor’s obligations with respect to the Bess 2024 Note and Bess 2025 Note and pledged as security for such obligations, 2.0 million shares of BurTech Class A common stock. As of March 25, 2025, the forbearance period under the Second Forbearance Agreement has expired and the Sponsor is under default under the Bess 2025 Note.

Policies and Procedures for Related Party Transactions

Related Person Transaction Policy

Effective January 13, 2025, the Board adopted a written related person transaction policy and procedures that conforms with the requirements for issuers having securities listed on Nasdaq. Under the policy, the audit committee serves as the approval authority for related person transactions. Any transaction that we intend to undertake with a related person will be submitted to either our General Counsel (or his or her designee), who serves as the compliance officer under the policy, the Audit Committee, or the full Board for review. If the compliance officer, the Audit Committee, or the Board becomes aware of a transaction with a related person that has not been previously approved or previously ratified under the policy that required such approval, the transaction will be submitted promptly to the approval authority for review.

Other Policies and Procedures

We have adopted a code of conduct and ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by the board of directors (or the appropriate committee of the board of directors) or as disclosed in public filings with the SEC. Under the adopted code of conduct and ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving us.

In addition, pursuant to the Audit Committee charter, our Audit Committee is responsible for reviewing and approving related party transactions to the extent that we entered into such transactions. An affirmative vote of a majority of the members of the Audit Committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. Without a meeting, the unanimous written consent of all of the members of the Audit Committee will be required to approve a related party transaction. We also require each of our directors and officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Our Audit Committee reviews on a periodic basis all payments that were made to the officers or directors, or to their affiliates.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is Marcum LLP (“Marcum”). Marcum has acted as BurTech’s independent registered public accounting firm since March 2, 2021 (inception). The following table sets forth the aggregate fees and expenses billed to us by Marcum:

Year Ended December 31,
Equity Compensation Plan Category	2024	2023
Audit fees(1)	$ 442,470	$ 124,631
Audit-related fees(2)	—	—
Tax fees(3)	—	—
All other fees	—	—
Total	$ 442,470	$ 124,631

(1)
Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with regulatory filings, and other fees in connection with the Business Combination.
(2)
Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
(3)
Tax fees consist of fees for tax consultation services for the Business Combination and professional services relating to tax compliance, tax planning, and tax advice.

Pre-Approval Policies and Procedures

Our Audit Committee established a policy that all audit and permissible non-audit services provided by the independent registered public accounting firm will be pre-approved by the Audit Committee, and all such services were pre-approved in accordance with this policy during the fiscal years ended December 31, 2024 and 2023. These services included audit services, audit-related services, tax services and other services. The Audit Committee considered whether the provision of each non-audit service were compatible with maintaining the independence of the auditors. Pre-approval was detailed as to the particular service or category of services and was generally subject to a specific budget. Our independent registered public accounting firm and management were required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report, or incorporated herein by reference:

1.
Financial Statements

The consolidated financial statements of the Company are included in Item 8. of this Annual Report.

2.
Financial Statement Schedules.

All financial statement schedules for the Company have been included in Item 8. of this Annual Report, or are either inapplicable or not required.

3.
Exhibits.

The following is a list of exhibits filed as part of this Annual Report:

		Incorporated by Reference
Exhibit No.	Description	Schedule/ Form	Exhibit Reference	Filing Date
2.1	Agreement and Plan of Merger Agreement, dated as of December 22, 2023, by and among BurTech Acquisition Corp., BurTech Merger Sub Inc., Blaize, Inc. and Burkhan Capital LLC (for the limited purposes set forth therein)	S-4	2.1	7/19/2024
2.2	Amendment to Agreement and Plan of Merger Agreement, dated as of April 22, 2024, by and among BurTech Acquisition Corp., BurTech Merger Sub Inc., Blaize, Inc. and Burkhan Capital LLC (for the limited purposes set forth therein)	S-4	2.2	7/19/2024
2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of October 24, 2024, by and among BurTech Acquisition Corp., BurTech Merger Sub Inc., Blaize, Inc. and Burkhan Capital LLC (for the limited purposes set forth therein)	S-4	2.3	10/30/2024
2.4	Amendment No. 3 to Agreement and Plan of Merger, dated as of November 21, 2024, by and among BurTech Acquisition Corp., BurTech Merger Sub Inc., Blaize, Inc. and Burkhan Capital LLC (for the limited purposes set forth therein)	S-4	2.4	11/26/2024
3.1	Third Amended and Restated Certificate of Incorporation of Blaize Holdings, Inc.	8-K	3.1	1/17/2025
3.2	Amended and Restated Bylaws of Blaize Holdings, Inc.	8-K	3.2	1/17/2025
4.1	Specimen Common Stock Certificate	S-1/A	4.2	11/19/2021
4.2	Specimen Warrant Certificate	S-1/A	4.3	11/19/2021
4.3	Warrant Agreement, dated as of December 10, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	4.1	12/16/2021
4.4*	Description of the Registrant’s Securities.
10.1	Amended and Restated Registration Rights Agreement, dated as of January 13, 2025, by and among the Company, certain stockholders of BurTech named therein and certain stockholders of Legacy Blaize named therein.	8-K	10.1	1/17/2025
10.2	Letter Agreement, dated December 10, 2021, by and among the Company, its officers and directors, the Sponsor and certain other stockholders party thereto	8-K	10.2	12/16/2021
10.3	Form of Indemnification Agreement.	8-K	10.3	1/17/2025
10.4	Blaize, Inc. Amended and Restated 2011 Stock Plan	8-K	10.4	1/17/2025
10.5	Blaize Holdings, Inc. 2025 Incentive Award Plan	8-K	10.5	1/17/2025
10.6	Blaize Holdings, Inc. 2025 Employee Stock Purchase Plan	8-K	10.6	1/17/2025
10.7	Form of Stock Option Grant Agreement (Installment Exercise) and Grant Notice under the Blaize, Inc. Amended and Restated 2011 Stock Plan	8-K	10.7	1/17/2025
10.8	Form of Restricted Stock Unit Grant Agreement and Grant Notice under the Blaize, Inc. Amended and Restated 2011 Stock Plan	8-K	10.8	1/17/2025
10.9	Form of Non-Redemption Agreement	8-K	10.1	12/31/2024
10.10	Form of PIPE Subscription Agreement	8-K	10.1	1/8/2025
10.11	Registration Rights Agreement, dated as of January 13, 2025, by and among the Company and certain stockholders of Legacy Blaize named therein.	8-K	10.11	1/17/2025
10.12	Stockholder Lock-Up Agreement, dated as of January 13, 2025, by and among the Company and certain stockholders of Legacy Blaize named therein.	8-K	10.12	1/17/2025
10.13	Noteholder Lock-Up Agreement, dated as of January 13, 2025, by and among the Company and certain securityholders of Legacy Blaize named therein.	8-K	10.13	1/17/2025
10.14	Secured Promissory Note and Pledge Agreement, dated as of January 13, 2025, by and among BurTech LP LLC and BurTech.	8-K	10.14	1/17/2025
10.15	Letter Agreement, dated as of January 13, 2025, by and among BurTech, Merger Sub, Blaize and Burkhan BurTech LP LLC and Blaize.	8-K	10.15	1/17/2025

10.16	Offer Letter, dated as of June 18, 2018, by and between ThinCI, Inc. and Dinakar Munagala	8-K	10.16	1/17/2025
10.17	Offer Letter, dated as of June 20, 2018, by and between ThinCI, Inc. and Val Cook	8-K	10.17	1/17/2025
10.18	Offer Letter, dated as of November 15, 2018, by and between ThinCI, Inc. and Dmitry Zakharchenko	8-K	10.18	1/17/2025
10.19	Amendment to Offer Letter, dated as of February 22, 2022, by and between ThinCI, Inc. and Dmitry Zakharchenko.	8-K	10.19	1/17/2025
10.20	Offer Letter, dated as of July 4, 2018, by and between ThinCI, Inc. and Santiago Fernandez-Gomez.	8-K	10.20	1/17/2025
10.21	Blaize Holdings, Inc. Non-Employee Director Compensation Program.	8-K	10.21	1/17/2025
10.22	Form of Stock Option Grant Agreement (Contingent Exercise) and Grant Notice under the Blaize, Inc. Amended and Restated 2011 Stock Plan.	8-K	10.22	1/17/2025
19.1*	Blaize Holdings, Inc. Insider Trading Policy
21.1*	Subsidiaries of the Registrant.
24.1*	Power of Attorney (included on signatures page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Blaize Holdings, Inc. Policy for Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

# In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blaize Holdings, Inc.

Date: April 14, 2025	By:	/s/ Dinakar Munagala
Dinakar Munagala
Chief Executive Officer and Duly Authorized Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dinakar Munagala and Harminder Sehmi, and each of them, as his or her true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-facts and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Dinakar Munagala	Chief Executive Officer and Director	April 14, 2025
Dinakar Munagala	(Principal Executive Officer and Duly Authorized Officer)

/s/ Harminder Sehmi	Chief Financial Officer	April 14, 2025
Harminder Sehmi	(Principal Financial and Accounting Officer and Duly Authorized Officer)

/s/ Edward Frank	Director	April 14, 2025
Edward Frank

/s/ Lane Bess	Director	April 14, 2025
Lane Bess

/s/ Juergen Hambrecht	Director	April 14, 2025
Juergen Hambrecht

/s/ George de Urioste	Director	April 14, 2025
George de Urioste