Form 10-Q
period 2025-03-31
Blaize Holdings, Inc.
filed 2025-05-14
CIK 1871638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-41139

Blaize Holdings, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	86-2708752
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4659 Golden Foothill Parkway, Suite 206 El Dorado Hills, CA	95762
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (916) 347-0050

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
Common stock, par value $0.0001 per share	BZAI	The Nasdaq Stock Market
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	BZAIW	The Nasdaq Stock Market

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 7, 2025, the registrant had 101,683,916 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) of Blaize Holdings, Inc. contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future events or future performance and include, without limitation, statements concerning our business strategy, future revenues, market growth, capital requirements, product introductions, expansion plans and the adequacy of our funding. Other statements contained in this Annual Report that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continue,” “might,” “possible,” “potential,” “predict,” “project,” “goal,” “would,” “commit” and other stylistic variants denoting forward-looking statements.

We caution investors that any forward-looking statements presented in this Quarterly Report, or that we may make orally or in writing from time to time, are based on information currently available, as well as our beliefs and assumptions. The actual outcome related to forward-looking statements will be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements, which are based only on known results and trends at the time they are made, to anticipate future results or trends.

The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: changes in domestic and foreign business, market, financial, political and legal conditions; the expected benefits of the Business Combination are not obtained; the ability to meet stock exchange listing standards following the consummation of the Business Combination; the risk that the Business Combination disrupts current plans and operations of Blaize as a result of the consummation of the Business Combination; failure to realize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability of the combined company to grow and manage growth profitably, maintain relationships with customers and suppliers and retain its management and key employees; costs related to the Business Combination; changes in applicable law or regulations; the outcome of any legal proceedings that may be instituted against Blaize; the effects of competition on Blaize’s future business; the ability of the combined company to issue equity or equity-linked securities or obtain debt financing; the enforceability of Blaize’s intellectual property rights, including its copyrights, patents, trademarks and trade secrets, and the potential infringement on the intellectual property rights of others; risks related to human capital; risks related to cybersecurity and data privacy; the outcome of any government and regulatory proceedings and investigations and inquiries; and those factors in the other documents filed by Blaize from time to time with the U.S. Securities and Exchange Commission (“SEC”). The discussion in this Quarterly Report should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1. of Part I. of this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

This Quarterly Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report, except as may be required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BLAIZE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of March 31,	As of December 31,
(Amounts in thousands, except shares and per share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$44,967	$50,237
Funds held in escrow	33,350	—
Accounts receivable, net	1,008	55
Inventories	8,383	8,561
Prepaid expenses and other current assets	5,836	14,837
Total current assets	93,544	73,690
Property and equipment, net	2,054	2,081
Deferred income tax assets	2,167	2,157
Operating lease right-of-use assets	1,623	1,773
Other assets	815	815
Total assets	$100,203	$80,516

Liabilities, common stock subject to possible redemption, and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$17,115	$7,904
Accrued expenses and other current liabilities	11,524	11,996
Accrued loss on purchase commitments	601	603
Accrued compensation	1,763	1,613
Income tax payable	2,537	2,109
Operating lease liabilities, current	542	578
Working capital loan (Note 8)	1,500	—
Advances from related party (Note 8)	2,857	—
Warrant liabilities, current	—	14,711
Convertible notes, current	—	148,629
Total current liabilities	38,439	188,143
Operating lease liabilities	1,050	1,166
Earnout share liabilities	9,507	—
Other liabilities	1,436	1,670
Total liabilities	50,432	190,979
Commitments and contingencies (Note 14)

Common stock subject to possible redemption, 2,854,242 and zero outstanding at a redemption value of approximately $33,061 and $0 as of March 31, 2025 and December 31, 2024, respectively	33,061	—

Stockholders' equity (deficit):
Common stock - $0.0001 par value; 600,000,000 and 136,562,809 shares authorized as of March 31, 2025 and December 31, 2024, respectively; 98,818,874 and 48,376,052 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	10	5
Additional paid-in capital	602,266	318,783
Shareholder note receivable	(8,554)	—
Accumulated deficit	(577,012)	(429,251)
Total stockholders' equity (deficit)	16,710	(110,463)
Total liabilities, common stock subject to redemption, and stockholders' equity (deficit)	$100,203	$80,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLAIZE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands, except shares and per share amounts)	2025	2024
Revenue
Hardware revenue	$1,007	$3
Engineering services revenue - related party (Note 15)	—	546
Total revenue	1,007	549

Costs and expenses
Cost of revenue (exclusive of depreciation and amortization)	327	306
Research and development	13,118	4,094
Selling, general and administrative	13,357	3,988
Depreciation and amortization	191	253
Transaction costs	12,035	45
Total operating expenses	39,028	8,686
Loss from operations	(38,021)	(8,137)

Other expense, net
Loss on foreign exchange transactions	(29)	(49)
Change in fair value of convertible notes	(165,703)	(4,651)
Change in fair value of warrant liabilities	(60,345)	(3,515)
Change in fair value of earnout share liabilities	116,518	—
Other, net	(19)	(229)
Total other expense, net	(109,578)	(8,444)
Loss before income taxes	(147,599)	(16,581)

Provision for income taxes	162	162
Net loss	$(147,761)	$(16,743)
Net loss per share - basic and diluted	$(1.61)	$(1.23)
Weighted average number of shares outstanding - basic and diluted	91,747,685	13,613,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLAIZE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Redeemable Convertible		Common Stock Subject		Stockholder's Equity/(Deficit)
	Preferred Stock		to Possible Redemption		Common Stock		Treasury Stock		Additional	Shareholder Note	Accumulated	Total Stockholders
(Amounts in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Equity (Deficit)
Balance as of December 31, 2024	34,712,525	$173,347	—	$—	13,663,527	$—	96,887	$—	$145,441	$—	$(429,251)	$(283,810)
Retroactive application of recapitalization	(34,712,525)	(173,347)	—	—	34,712,525	5	(96,887)	—	173,342	—	—	173,347
Adjusted balance - beginning of period	—	—	—	—	48,376,052	5	—	—	318,783	—	(429,251)	(110,463)
Conversion of convertible notes	—	—	—	—	31,433,259	3	—	—	314,331	—	—	314,334
Net exercise of warrants	—	—	—	—	7,505,657	1	—	—	75,056	—	—	75,057
Merger and PIPE financing	—	—	2,854,242	33,061	11,408,957	1	—	—	(117,411)	(8,754)	—	(126,164)
Payment of Shareholder note receivable	—	—	—	—	—	—	—	—	—	200	—	200
Issuance of common stock to advisors	—	—	—	—	94,949	—	—	—	300	—	—	300
Issuance of common stock warrants	—	—	—	—	—	—	—	—	167	—	—	167
Stock-based compensation	—	—	—	—	—	—	—	—	11,040	—	—	11,040
Net loss	—	—	—	—	—	—	—	—	—	—	(147,761)	(147,761)
Balance as of March 31, 2025	—	$—	2,854,242	$33,061	98,818,874	$10	—	$—	$602,266	$(8,554)	$(577,012)	$16,710

	Redeemable Convertible		Common Stock Subject		Stockholder's Deficit
	Preferred Stock		to Possible Redemption		Common Stock		Treasury Stock		Additional	Shareholder Note	Accumulated	Total Stockholders'
(Amounts in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Deficit
Balance as of December 31, 2023	34,712,525	$173,347	—	$—	13,613,269	$—	96,887	$—	$141,496	$—	$(368,056)	$(226,560)
Retroactive application of recapitalization	(34,712,525)	(173,347)	—	—	34,712,525	5	(96,887)	—	173,342	—	—	173,347
Adjusted balance - beginning of period	—	—	—	—	48,325,794	5	—	—	314,838	—	(368,056)	(53,213)
Stock-based compensation	—	—	—	—	—	—	—	—	337	—	—	337
Net loss	—	—	—	—	—	—	—	—	—	—	(16,743)	(16,743)
Balance as of March 31, 2024	—	$—	—	$—	48,325,794	$5	—	$—	$315,175	$—	$(384,799)	$(69,619)

The accompanying notes are an integral part of these condensed consolidated financial statements

BLAIZE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(147,761)	$(16,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	191	253
Noncash lease expense	150	153
Stock-based compensation	11,040	337
Credit loss expense	—	421
Deferred income taxes	(10)	(23)
Change in fair value of earnout share liabilities	(116,518)	—
Change in fair value of convertible notes	165,703	4,651
Change in fair value of warrant liabilities	60,345	3,515
Other	43	—
Changes in operating assets and liabilities:
Accounts receivable, net	(953)	(2,138)
Accounts receivable - related party	—	(30)
Inventories	178	(1,767)
Prepaid expenses and other current assets	8,504	33
Other assets	8	170
Accounts payable and accrued liabilities	3,583	5,286
Advances from related party	(114)	—
Operating lease liabilities	(152)	(140)
Income taxes payable	(95)	100
Accrued loss on purchase commitments	(2)	(1,581)
Accrued compensation	150	322
Other liabilities	(234)	(182)
Net cash used in operating activities	(15,944)	(7,363)
Cash flows from investing activities:
Purchases of property and equipment	(661)	(177)
Net cash used in investing activities	(661)	(177)
Cash flows from financing activities:
Merger and PIPE financing, net of transaction costs	15,874	—
Payment of deferred offering costs	(4,531)	(128)
Proceeds from convertible notes	—	11,500
Net cash provided by financing activities	11,343	11,372
Net change in cash, cash equivalents and restricted cash	(5,262)	3,832
Cash, cash equivalents and restricted cash at beginning of period	50,488	3,213
Cash, cash equivalents and restricted cash at end of period	$45,226	$7,045
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$44,967	$7,045
Restricted cash (included within other assets)	259	—
Total cash, cash equivalents and restricted cash	$45,226	$7,045
Supplemental cash flow disclosures:
Cash paid for income taxes	$129	$60
Supplemental non-cash disclosures:
Property and equipment acquired in accounts payable and accrued expenses and other current liabilities	497	123
Capitalized deferred offering costs included in accounts payable and accrued expenses and other current liabilities	—	154
Issuance of warrants with convertible notes	—	909
Conversion of convertible notes to common stock	314,334	—
Net exercise of warrants for common stock	75,056	—
Issuance of warrants for professional services	167	—
Issuance of common stock for shareholder note receivable	8,754	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Organization and Description of Business

Organization

Blaize Holdings, Inc. (together with its subsidiaries, the "Company,” “Blaize,” “we,” “our,” “us,” or the “registrant,”) is headquartered in El Dorado Hills, California, and consists of four separate operating entities: Blaize, Inc. (United States of America), Blaize New Computing Technologies India Private Limited (India), Blaize Technologies Philippines, Inc. (Philippines) and Blaize U.K. LTD (England).

Description of Business

Blaize designs and develops low-power, high-efficiency, programmable artificial intelligence (“AI”) edge computing hardware and software. The Company leads a new generation of computing, which unleashes the potential of AI in order to enable significant increases in the value that technology delivers to improve the way people work and live. Blaize offers transformative edge computing solutions for AI data collection and processing, with a focus on smart vision and other AI applications for the automotive, retail, security and industrial markets.

In November 2023, Blaize entered into a Memorandum of Understanding with a United Arab Emirates (“UAE”) based third-party investment entity to establish a cooperative framework for both entities to discuss and explore commercial and technical collaboration in the UAE. The collaboration is intended to be operationalized through a newly created entity, Blaize Artificial Intelligence Middle East, LLC, in which the Company has a 35% ownership in the entity. As of March 31, 2025, there has not been an operating agreement executed between the Company and the holder of the 65% interest that would make us the primary beneficiary of this new legal entity. The newly established entity has incurred insignificant expenses since its incorporation.

In the first quarter of 2025, the U.S. government announced a series of new tariff policies affecting imports from several countries, including China. While these actions impact a range of global trade flows, the new tariffs targeting imports from China are the most significant for our business. While the ultimate implications of the tariffs remain unclear, they could materially increase the Company's import costs and potentially lead to higher prices that reduce consumer demand. The Company is monitoring the situation closely and is proactively evaluating strategies to mitigate the impact on its supply chain and margins. These efforts include exploring alternative sourcing outside of China, working with our suppliers to manage cost increases, and implementing price increases. These actions that we take may not fully offset the impact of tariffs and, as a result, our revenues, gross margins and overall financial performance may be materially impacted.

Merger and Reverse Recapitalization

On January 13, 2025 (the “Closing Date”), the Company consummated the transactions (the “Merger”) contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 22, 2023 (as amended on April 22, 2024, October 24, 2024 and November 21, 2024), with BurTech Acquisition Corp. (“BurTech”), BurTech Merger Sub, Inc. (“Merger Sub”), Blaize, Inc. (“Legacy Blaize”), and for the limited purposes set forth therein, Burkhan Capital LLC (“Burkhan”), a Delaware limited liability company and an affiliate of BurTech. On the Closing Date, Merger Sub merged with and into Legacy Blaize, with Legacy Blaize, surviving the Merger as a wholly owned subsidiary of the Company.

Concurrent with the Merger, BurTech was renamed Blaize Holdings, Inc. Beginning on January 14, 2025, Blaize’s common stock and warrants trade on Nasdaq under the ticker symbols “BZAI” and “BZAIW”, respectively (see Note 3).

Accounting for the Merger

The Merger is accounted for as a reverse recapitalization, with BurTech being treated as the acquired company and Legacy Blaize was treated as the acquirer for financial reporting purposes. This accounting treatment is equivalent to Legacy Blaize issuing stock for the net assets of BurTech, accompanied by a recapitalization whereby no goodwill or other intangible assets are recorded. Operations prior to the Merger are those of Legacy Blaize. For periods prior to the Merger, the reported share and per share amounts have been retroactively converted (“Retroactive Conversion”) by applying the Exchange Ratio. Legacy Blaize shareholders were issued 87,314,968 shares of common stock.

Prior to the Merger, BurTech LP, LLC was the sponsor (the “Sponsor”, “BurTech LP”) of BurTech and with the close of the Merger, BurTech LP and its affiliated entities, have remained a significant shareholder in Blaize.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). The Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Liquidity and Going Concern

The Company's condensed consolidated financial statements have been prepared on a going concern basis, which assumes that it will be able to meet its obligations and continue its operations during the twelve months following the issuance of these condensed consolidated financial statements. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Since the inception of the Company and through March 31, 2025, the Company has funded its operations primarily with cash flows from contributions from founders or other investors and other financing activities. The Company has incurred recurring losses and negative cash flows since its inception, including net losses of $147.8 million and $16.7 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had cash and cash equivalents of approximately $45.0 million, and an accumulated deficit of $577.0 million.

The Company's ability to continue to meet its obligations, to achieve its business objectives and continue as a going concern is dependent upon several factors, including its revenue growth rate, the timing and extent of spending to support further sales and marketing and research and development efforts. In order to finance these opportunities, the Company will need to raise additional financing. While there can be no assurances, the Company intends to raise such capital through issuances of additional debt and equity. If additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to it or at all. If the Company is unable to raise additional capital when desired, its business, results of operations and financial condition would be materially and adversely affected.

As a result of the above, in connection with its assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that the Company's liquidity condition raises substantial doubt about its ability to continue as a going concern through one year from the date that these condensed consolidated financial statements are issued.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. The unaudited interim condensed consolidated financial statements should be read in conjunction with Blaize, Inc.’s consolidated financial statements and accompanying footnotes included in the Company’s Form 8-K/A filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2025, which provides a more complete discussion of the Company’s accounting policies and certain other information.

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Such estimates and assumptions include, but are not limited to, those related to revenue recognition, the allowance for credit losses, the net realizable value of inventory, the useful lives of long-lived assets, the incremental borrowing rate used in calculating operating lease right of use assets, the accounting for income taxes, the estimates used to evaluate the recoverability of long-lived assets, amortization method and periods for capitalized software, and the estimated fair values of convertible notes, warrant liabilities, earnout share liabilities, and common stock, and stock-based compensation expense. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents in the condensed consolidated financial statements. The Company’s cash equivalents are primarily comprised of U.S. Government treasury securities, mutual funds, and money market funds. The Company has cash deposits in a financial institution that, at times, may be in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions.

As of March 31, 2025 and December 31, 2024, the Company had cash and cash equivalents balances, inclusive of funds held in escrow, in excess of domestic and international insurance limits of approximately $71.9 million and $49.3 million, respectively.

As of March 31, 2025, the Company held $30.9 million in U.S. Government treasury securities, $5.3 million in U.S. Government money market funds, and $5.1 million in mutual funds, while as of December 31, 2024, the Company held $30.6 million in U.S. Government treasury securities, $9.2 million in U.S. Government money market funds, and $5.1 million in mutual funds (see Note 5).

Restricted Cash

Restricted cash represents cash balances held as security deposits related to international payment services. As of March 31, 2025 and December 31, 2024, restricted cash of $0.3 million was included within other assets on the condensed consolidated balance sheets.

Funds Held in Escrow

As of March 31, 2025, the Company held $33.4 million of cash in an interest-earning escrow account pursuant to certain non-redemption agreements entered into with several unaffiliated stockholders of the Company, whereby amounts are required to be held in a separate account at the Closing of the Merger and held until such time that certain non-redeemed shares are either sold in the open market and/or put to the Company. The funds in escrow approximate $11.57 per non-redeemed share (see Note 3).

Accounts Receivable, Net

Accounts receivable, net is recorded at the invoiced amount and does not accrue interest. The allowance for credit losses is the Company’s estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines that allowance based upon a review of each receivable and all known factors that could affect collectability. These factors include but are not limited to a customer’s past payment performance, customer financial condition, general economic or industry conditions and disputes regarding the invoiced amount or the product or service rendered. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for credit losses was $0.4 million as of March 31, 2025 and December 31, 2024.

Inventories

Inventories consist of raw materials, work in process inventories, and finished goods. Inventories are stated at the lower of cost or net realizable value, with cost being determined on a first-in, first-out basis. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. At the point of loss recognition, a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in the newly established cost basis. Any write-downs of inventories are reflected as part of cost of revenue in the condensed consolidated statements of operations.

Deferred Offering Costs

Deferred offering costs consist of direct incremental legal, consulting and banking fees primarily relating to the Merger (see Note 3). The capitalized costs were fully expensed upon the consummation of the Merger within transaction costs on the condensed consolidated statement of operations during the three months ended March 31, 2025. As of December 31, 2024, there were $11.1 million of capitalized deferred offering costs included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Impairment of Long-Lived Assets

Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the Company estimates the expected undiscounted future cash flows from the use of those assets and their eventual disposition (without any allocated debt financing charges). If the sum of the expected undiscounted future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. For the three months ended March 31, 2025 and 2024, the Company did not recognize any impairment expense related to its long-lived assets.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

Embedded Derivative Evaluation

The Company evaluates the terms of its debt instruments to determine if any identified embedded features, including embedded conversion options or redemption features, are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where a host instrument contains more than one embedded derivative instrument, including a conversion option, that is required to be bifurcated, the bifurcated derivative instruments would be accounted for as a single, compound derivative instrument. Any identified and bifurcated embedded derivatives are initially recorded at fair value and are revalued at each reporting date with changes in the fair value reported as non-operating income or expense.

Legacy Blaize Convertible Notes

Prior to the consummation of the Merger, the Company accounted for its convertible notes, some of which contained predominantly fixed rate conversion features under ASU 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20), Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) and Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The Company elected to account for its convertible notes at fair value at each period end pursuant to ASC 825, Financial Instruments wherein changes in the fair value were recorded as change in fair value of convertible notes in the condensed consolidated statements of operations. The convertible notes were remeasured just prior to the date of the Merger and upon the closing of the Merger, the convertible notes were fully converted into shares of common stock (see Note 3 and Note 5).

Legacy Blaize Warrant Liabilities

Prior to the consummation of the Merger, the Company had issued freestanding warrants in connection with certain of its convertible debt agreements and preferred stock issuances which were recorded as current liabilities on the condensed consolidated balance sheets at their estimated fair value. At initial recognition, the warrants were recorded at their estimated fair value calculated using the Black-Scholes-Merton (“Black-Scholes”) option pricing model (see Note 9). The liability associated with these warrants were subject to fair value remeasurement at each balance sheet date, with changes in fair value recorded as change in the fair value of warrant liabilities on the condensed consolidated statements of operations. The warrants were remeasured just prior to the date of the Merger and, upon the consummation of the Merger, the warrant liabilities were fully converted into shares of common stock.

Earnout Shares

In connection with the Merger, Legacy Blaize shareholders and outstanding equity award holders (including stock options and RSUs) are entitled to receive up to 15,000,000 shares of the Company’s Class A common stock (the “Earnout Shares”) (see Note 3). Earnout Shares issued to eligible Legacy Blaize equity holders (including holders of stock options and restricted stock units (“RSUs”)) are considered a compensatory award and are accounted for under ASC 718, Share-Based Compensation. Further these awards have been determined to be equity classified and accordingly will not be remeasured at each reporting date.

The Earnout Shares issued to Burkhan and all other equity holders not within the scope of ASC 718 in connection with consummation of the Merger, were evaluated by management under ASC 480, Distinguishing Liabilities from Equity (see Note 3). The Company determined that the Earnout Shares are freestanding and not liability classified under ASC 480. Subsequently, management evaluated whether the Earnout Shares represented a derivative instrument pursuant to ASC 815, Derivatives and Hedging. The Company concluded that the Earnout Shares under the arrangement resulted in liability classification pursuant to ASC 815-40. The liability for such Earnout Shares will be remeasured at each reporting date with changes in the fair value recorded to earnings on the condensed consolidated statements of operations

Legacy Blaize Redeemable Convertible Preferred Stock

Prior to the consummation of the Merger, the Company had (i) Series Seed Shadow Preferred Stock, (ii) Series A Shadow Preferred Stock, (iii) Shadow B Shadow Preferred Stock, (iv) Series C Shadow Preferred Stock, (v) Series D Shadow Preferred Stock, (vi) Series D Exchange Shadow Preferred Stock, (vii) Series D-1 Shadow Preferred Stock, (viii) Series D-1 Exchange Shadow Preferred Stock, and (ix) Series D-2 Shadow Preferred Stock, all outstanding. The Company’s redeemable convertible preferred stock had been classified outside of stockholders’ equity (deficit), as mezzanine equity, due to the redemption option of the preferred stock shareholders. The Company recorded redeemable convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The Company adjusted the carrying values of the redeemable convertible preferred stock, subsequent to the initial issuance date, to the redemption value of such shares because it was probable that the convertible preferred stock would become redeemable.

Upon the consummation of the Merger, all shares of redeemable convertible preferred stock outstanding were converted into shares of common stock (see Note 3). All shares of redeemable convertible preferred stock which were converted into shares of common stock were retroactively adjusted using the exchange ratio and reclassified into permanent equity as a result of the Merger.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

Common Stock Subject to Possible Redemption

The Company accounts for common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 Distinguishing Liabilities from Equity. Certain common stock is held in escrow pursuant to Non-Redemption Agreements and feature certain redemption rights that are considered to be outside of the Company’s control and within the control of the holders (see Note 3). Accordingly, as of March 31, 2025, 2,854,242 shares of common stock are subject to possible redemption, and have been presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the condensed consolidated balance sheet.

The Company recognizes changes in redemption value as they occur by adjusting the carrying value of common stock subject to possible redemption to equal the redemption value as of the end of each reporting period. Changes in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company's own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance, as well as each subsequent reporting period while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company analyzed the warrants issued in BurTech's Initial Public Offering (“Public Warrants”),warrants included in the Private Placement Units (the “Private Warrants”) and warrants issued to advisor for services (the “Common Stock Warrants”) and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480. As of March 31, 2025, the Company's outstanding public warrants and private warrants met all the requirements for equity classification under ASC 815 and therefore were classified as equity. As of December 31, 2024, Legacy Blaize warrants were classified as liabilities, as described above.

Revenue Recognition

The Company derives revenue from product sales, license and development arrangements, joint marketing arrangements and cloud services. The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers, in which it determines revenue recognition through the following steps:

Step 1: Identify the contract with the customer.

The Company considers the terms and conditions of the engagement in identifying the contracts. The Company determines a contract with a customer to exist when the contract is approved, each party’s rights regarding the services to be transferred can be identified, the payment terms for the services can be identified, it has been determined the customer has the ability and intent to pay, and the contract has commercial substance. At contract inception, the Company will evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit, and financial information pertaining to the customer.

Step 2: Identify the performance obligations in the contract.

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company and are distinct in the context of the contract.

Step 3: Determine the transaction price.

The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring services to the customer. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts contain a significant financing component.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on each performance obligation’s relative standalone selling price (“SSP”).

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

Step 5: Recognize revenue when the company satisfies a performance obligation.

Revenue is recognized at the time the related performance obligation is satisfied by transferring the control of the promised service to a customer. Revenue in respect of services, including nonrecurring engineering services or marketing services, is recognized over the contractual terms during which the Company provides services over period of time. Hardware revenue is recognized at a point in time when the product is shipped. The Company generates all its revenue from contracts with customers.

Revenue from hardware sales is recognized upon transfer of control of products to customers in an amount that reflects the consideration the Company expects to receive in exchange for the hardware. The Company offers unspecified upgrades and support on certain products, however, the related revenue has historically not been material.

The Company’s license and development arrangements entail revenue from the licensing of its intellectual property (“IP”) and also include nonrecurring engineering development services to configure the Company’s IP and hardware to a customer’s needs. For each contract, the Company considers the promise to deliver a license that grants the customer the right to use the IP, as well as any professional services provided under the contract, as distinct performance obligations. The Company recognizes licensing revenue from such arrangements over the term of the arrangements and recognizes professional services over time as the services are provided. The Company measures progress to completion based on actual costs incurred to date as a percentage of the estimated total cost required to complete the project.

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. An unbilled receivable is recorded when revenue is recognized prior to invoicing and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The following table is a rollforward of contract liabilities, which are included in accrued expenses and other current liabilities and other liabilities:

	Contract Liabilities
(Amounts in thousands)	2025	2024
Balance as of January 1	$—	$1,100
Additions to deferred revenue	—	1,728
Deferred revenue recognized	—	(183)
Balance as of March 31	$—	$2,645

The Company defers incremental costs of obtaining a customer contract and amortizes the deferred costs over the period that the related revenue is recognized. The Company had no material incremental costs to obtain customer contracts in any period presented.

The Company has elected to account for shipping and handling fees as fulfillment activities and not separate performance obligations. Accordingly, these fees are reflected in revenue and the related fulfillment costs are accrued as cost of revenue as the related fulfillment costs incurred.

The Company offers a standard assurance-type warranty to customers for hardware sales.

Income Taxes

The Company is subject to income taxes in the U.S. and various foreign jurisdictions. The Company uses the asset-and-liability method for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and tax bases of assets and liabilities and operating loss and tax credit carryforwards and are measured using the enacted tax rates that are expected to be in effect when the differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established on a jurisdiction-by-jurisdiction basis when necessary to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized.

The Company is subject to tax audits in various jurisdictions. The Company regularly assess the likely outcomes of such audits in order to determine the appropriateness of liabilities for uncertain tax benefits. The Company accounts for uncertain tax positions based on an evaluation as to whether it is more likely than not that a tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. This evaluation is based on all available evidence and assumes that the appropriate tax authorities have full knowledge of all relevant information concerning the tax position. The tax benefit recognized is based on the largest amount that is greater than 50% likely of being realized upon ultimate settlement. The Company includes interest expense and penalties related to its uncertain tax positions in the provision for income taxes.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

Stock-Based Compensation

The Company recognizes the cost of employee, non-employee consultants and non-employee directors’ services received in exchange for awards of stock options based on the fair value of those awards at the date of grant over the requisite service period. The fair value of stock options granted is determined using the Black-Scholes option-pricing model using various inputs, including Company estimates of expected stock price volatility, term, risk-free rate and future dividends. The Company has elected the simplified method to determine the expected term of the option grants.

The Company also grants RSUs to employees and non-employee consultants, which vest upon the satisfaction of both a service-based condition and a liquidity event condition, as defined. The fair value of RSUs is determined based on the Company’s estimated fair value of common stock at the date of grant. Due to the Merger that occurred during the three months ended March 31, 2025, the Company recorded cumulative stock-based compensation using the accelerated attribution method for those RSUs for which the service condition has been satisfied prior to the Merger, and will record the remaining unrecognized stock-based compensation over the remainder of the requisite service period (see Note 13). The Company did not record any stock-based compensation expense associated with the RSUs during the three months ended March 31, 2024, as a liquidity event had not occurred during that period.

Forfeitures are recognized as they occur.

Fair Value Measurements

The Company determines fair value measurements used in its condensed consolidated financial statements based upon the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (i) market participant assumptions developed based on market data obtained from independent sources (observable inputs), and (ii) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). ASC 820, Fair Value Measurements, requires fair value measurements be classified and disclosed in one of the following pricing categories:

Level 1: This level consists of unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

Level 2: This level consists of observable inputs other than the quoted prices included within Level 1, such as quoted prices for similar assets or liabilities in markets that are not active or for which all significant inputs are observable or can be corroborated by observable market data, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3: This level consists of unobservable inputs for the asset or liability to the extent that observable inputs are not available, thereby allowing for situations in which there is little or no market data for the asset or liability at the measurement date. This requires the reporting entity to develop its own assumptions that market participants would use in pricing the asset or liability.

The carrying amounts of cash, funds held in escrow, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued loss on purchase commitments, working capital loans, and accrued expenses and other liabilities approximate their fair values due to their short-term maturities.

Foreign Currency

The Company’s reporting and functional currency is the United Stated dollar (“USD”). The local currencies of its foreign subsidiaries are the Indian rupee, British pound, or Philippine peso, however, the functional currency of its foreign subsidiaries is also the USD. Monetary assets and liabilities denominated in currencies other than USD are remeasured into USD at current exchange rates and nonmonetary assets and liabilities are measured at historical exchange rates. Revenues, cost of revenues, and operating expenses are remeasured at the average exchange rates in effect during each reporting period. The resulting transaction gains or losses are recognized in other income (expense), net, in the condensed consolidated statements of operations. During the three months ended March 31, 2025 and 2024, foreign currency transaction gains and losses were immaterial.

Concentration of Credit Risk

The Company’s cash and cash equivalents are primarily on deposit at high-credit quality financial institutions or invested in U.S. Government treasury securities, mutual funds, and money market funds. The Company’s cash accounts in a financial institution may at times exceed the Federal Depository Insurance coverage of $250,000. Investments in money markets are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency.

The Company is exposed to credit risk in the event of nonpayment by customers up to the amounts recorded on the consolidated balance sheets. The Company manages its accounts receivable credit risk through ongoing credit evaluation of its customers' financial conditions.

As of March 31, 2025, one customer accounted for approximately 95% of the Company's accounts receivable. As of December 31, 2024, one customer accounted for approximately 98% of the Company’s accounts receivable.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

Historically, a relatively small number of customers have accounted for a significant portion of the Company’s revenue. For the three months ended March 31, 2025, one customer accounted for approximately 95% of the Company’s revenue. For the three months ended March 31, 2024, two customers, both related parties, accounted for approximately 61% and 39% of the Company’s revenue (see Note 15).

Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two class method requires income (loss) available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to shares in undistributed earnings as if all income (loss) for the period had been distributed.

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common stock and potentially dilutive securities outstanding for the period. For purposes of this calculation, stock options and warrants have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive for all periods presented.

As the Merger has been accounted for as a reverse recapitalization, net loss per share was also retroactively adjusted for periods ended prior to the Merger.

Segment Reporting

The Company operates in one reporting segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assessing performance. The Company’s Chief Executive Officer is the CODM, who reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocating resources and evaluating financial performance.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This ASU clarifies guidance in Topic 820 and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The Company adopted this standard on January 1, 2025. The adoption of this standard did not have an impact on the condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances the transparency and decision usefulness of income tax disclosures. The Company is currently evaluating the impact that the adoption of this ASU will have on the condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This ASU clarifies guidance on the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment. This guidance is effective for Blaize beginning on January 1, 2026, and early adoption is permitted, although the Company does not plan to early adopt. The Company is currently evaluating the impact that the adoption of this ASU will have on the condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses. This ASU requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the notes to the condensed consolidated financial statements. This guidance is effective for Blaize beginning on January 1, 2027, and early adoption is permitted, although the Company does not plan to early adopt. The Company is currently evaluating the impact of the adoption of this standard.

The Company does not believe that any other recently issued, not yet effective, accounting standards would have a material effect on the accompanying condensed consolidated financial statements, if adopted.

Note 3. Merger and Reverse Recapitalization

As discussed above, the Merger was consummated on January 13, 2025, which, for accounting purposes, was treated as the equivalent of Legacy Blaize issuing stock for the net assets of BurTech, accompanied by a recapitalization (see Note 1). Under this method of accounting, BurTech was treated as the acquired company for financial accounting and reporting purposes under U.S. GAAP.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

Upon the consummation of the Merger, each share of Legacy Blaize common stock issued and outstanding was canceled and converted into the right to receive approximately 0.78 shares (the “Exchange Ratio”) of common stock of BurTech.

Legacy Blaize Redeemable Convertible Preferred Stock, Convertible Promissory Notes and Warrants

Immediately prior to the closing of the Merger, all outstanding convertible notes, inclusive of accrued and unpaid interest, each of the issued and outstanding shares of redeemable convertible preferred stock, and all outstanding warrants, net exercised, were automatically converted into shares of common stock.

Upon the consummation of the Merger, (i) each outstanding stock option to purchase Legacy Blaize common stock was converted into a stock option of the Company, upon substantially the same terms and conditions as in effect with respect to the corresponding Legacy Blaize option, and the right to receive a number of earnout shares. Additionally, each Legacy Blaize RSU was converted into an RSU of the Company, upon substantially the same terms and conditions as in effect with respect to the corresponding Legacy Blaize RSU, and the right to receive a number of earnout shares.

Other Arrangements entered into at time of Merger or assumed upon the consummation of the Merger:

Public and Private Placement Warrants

Upon the consummation of the Merger, BurTech's 28,750,000 public warrants and 898,250 private warrants, both outstanding immediately prior to the consummation of the Merger, became warrants of the Company.

PIPE Shares

From December 31, 2024 through January 13, 2025, BurTech and certain other subscribers (collectively, the “Subscribers”) entered into subscription agreements under which BurTech agreed to issue and sell to the Subscribers, immediately before the Closing Date, collectively, 1,529,500 shares of Class A Stock (the “PIPE Shares”) at a price per share equal to $10.00. Such shares that were outstanding immediately prior to the Merger became shares of common stock.

Shareholder Note Receivable

Upon the consummation of the Merger, BurTech LP issued a secured promissory note and pledge agreement (the “Shareholder Note”) to BurTech in the principal amount of $8,753,744 in exchange for 750,000 shares of common stock. The principal of the Shareholder Note will decrease when BurTech LP pays for transaction costs that the Company assumed from BurTech in the Merger. The Shareholder Note bears interest at 7.0%, compounding annually on December 31 of each year and is secured by 2,000,000 shares of the Company’s common stock owned by BurTech LP.

Non-Redemption Agreements

On December 31, 2024 and through January 13, 2025, BurTech, BurTech LP and Legacy Blaize entered into Non-Redemption Agreements with several unaffiliated stockholders of BurTech (each, an “Investor”) who agreed not to redeem (or validly rescind any redemption requests on) their shares of common stock (“Non-Redeemed Shares”). These Non-Redeemed Shares were exchanged for shares of the Company's common stock and are held in a separate escrow account. In exchange for the foregoing commitments not to redeem the Non-Redeemed Shares, the Company and BurTech LP agreed to guarantee that each Investor receives a return of $1.50 per Non-Redeemed Share above the initial $11.57 per share (for a total redemption value of $13.07 per Non-Redeemed Share) held in the related cash escrow account if the Investor sells the Non-Redeemed Shares in the open market. The funds in the related cash escrow account are sufficient to fulfill the Company’s redemption obligation under the Non-Redemption Agreement. Starting 90 days after the Closing Date through 180 days after the Closing Date, each Investor has the right to exercise a put option to receive $13.07 per Non-Redeemed Share. The Sponsor, and not the Company, is contractually obligated for the $1.50 per share above the $11.57 held in cash escrow as it relates to the put option. Accordingly, the Company did not recognize a non-redemption liability as of the Closing Date or March 31, 2025.

The following table reconciles the elements of the Merger to the condensed consolidated statement of cash flows and the condensed consolidated statement of stockholders’ equity (deficit) for the three months ended March 31, 2025:

(Amounts in thousands)	Recapitalization
Cash - BurTech trust and cash, net of redemptions	$37,259
Less: Non-redemption escrow	(33,061)
Cash - PIPE	15,295
Less: transaction costs and advisory paid by BurTech	(3,619)
Net cash proceeds from Merger	15,874
Earnout share liabilities	(126,025)
Non-cash net liabilities assumed from BurTech	(16,013)
Total Merger and PIPE financing	$(126,164)

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

The number of shares of common stock outstanding immediately following the consummation of the Merger:

BurTech Class A common stock, outstanding prior to the Merger	10,816,995
Sponsor forfeiture	(2,000,000)
BurTech Class A common stock subject to redemption, outstanding prior to the Merger	4,104,543
Shareholder Note receivable	750,000
Redemption of BurTech Class A common stock	(937,844)
BurTech Class A Shares in non-redemption escrow	(2,854,242)
Class A common stock of BurTech	9,879,452
PIPE shares	1,529,500
BurTech Class B common stock, outstanding prior to the Merger	5
Merger and PIPE financing shares	11,408,957
Legacy Blaize shares	87,314,968
Issuance of common stock to advisors	94,949
Common Stock immediately after the Merger	98,818,874

The number of Legacy Blaize shares was determined as follows:

	Legacy Blaize Shares	Legacy Blaize Shares After Conversion
Common stock	17,518,791	13,663,527
Conversion of redeemable convertible preferred stock	44,506,781	34,712,525
Conversion of convertible notes	40,302,382	31,433,259
Net exercise of warrants	9,623,432	7,505,657
Common Stock immediately after the Merger	111,951,386	87,314,968

Earnout Arrangement with holders of Legacy Blaize Common Stock and outstanding equity awards

Legacy Blaize shareholders and outstanding equity award holders (including stock options and RSUs) are entitled to Earnout Shares in four tranches upon the occurrence of four separate Triggering Events (defined below) during the Earnout Period, which commences on January 13, 2025 and ends on January 13, 2030. The Triggering Events are driven by whether the Company’s closing share price on 20 trading days out of 30 consecutive trading days equals or exceeds defined per share thresholds in each tranche as follows:

•
If the Company's common stock price is greater than or equal to $12.50 per share, 3,750,000 Earnout Shares will be issued; and
•
If the Company's common stock price is greater than or equal to $15.00 per share, an additional 3,750,000 Earnout Shares will be issued; and
•
If the Company's common stock price is greater than or equal to $17.50 per share, an additional 3,750,000 Earnout Shares will be issued; and
•
If the Company's common stock price is greater than or equal to $20.00 per share, an additional 3,750,000 Earnout Shares will be issued

Company employees entitled to receive Earnout Shares with respect to Blaize options and RSUs, must provide service through the date the target is achieved and if an employee departs, the Earnout Shares are reallocated to the remaining pool of recipients who received the right to the Earnout Shares on the Closing Date.

The estimated fair value of the Earnout Shares subject to ASC 718 was $82.9 million, assuming the service conditions were met and assuming no forfeitures. The vested amounts of $3.5 million for the three months ended March 31, 2025 were recorded as stock-based compensation expense as it was probable the market condition would be met. There were 37,090 shares forfeited during the three months ended March 31, 2025, which have been reallocated to the remaining employees. The reallocated shares are considered a forfeiture of the original award and grant of a new award. The new awards have been remeasured upon grant and have an estimated fair value of $33 thousand. Each Triggering Event, as defined, is considered a market condition. The requisite service condition is the period of time it takes to achieve all four market conditions. As this is not explicitly stated in the earnout arrangement, the service period is implied from the expected period over which the shares are expected to achieve the market condition. Under this guidance, the award is measured at fair value at the grant (or issue) date using the Monte Carlo simulation model and expense is recognized over the derived service period of 5 years.

Additionally, Burkhan has the right to receive up to an aggregate amount of 2,600,000 shares of Blaize Class A Common Stock, 650,000 following the occurrence of each triggering event stated above (the “Burkhan Earnout Shares”). The fair value of the Burkhan Earnout Shares are also valued using the Monte Carlo simulation model.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

Note 4. Revenue

Disaggregation of Revenue

The following table presents the Company’s revenue information by customer geographical region:

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Asia Pacific	$960	$333
United States	—	215
Others	47	1
Total revenue	$1,007	$549

The following provides a disaggregation of revenue based on the method of revenue recognition:

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Revenue recognized at a point in time	$1,007	$3
Revenue recognized over time	—	546
Total revenue	$1,007	$549

Note 5. Fair Value Measurements

The table below presents the Company's financial assets and liabilities measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy:

	As of March 31, 2025
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government treasury securities	$30,883	$—	$—	$30,883
U.S. Government money market funds	5,336	—	—	5,336
Mutual funds	5,120	—	—	5,120
Total assets, measured at fair value	$41,339	$—	$—	$41,339

Liabilities:
Earnout share liabilities	$—	$—	$9,507	$9,507
Total liabilities, measured at fair value	$—	$—	$9,507	$9,507

	As of December 31, 2024
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government treasury securities	$30,580	$—	$—	$30,580
U.S. Government money market funds	9,247	—	—	9,247
Mutual funds	5,067	—	—	5,067
Total assets, measured at fair value	$44,894	$—	$—	$44,894

Liabilities:
Pay-to-Play convertible notes	$—	$—	$15,942	$15,942
2023 convertible notes	—	—	132,687	132,687
Warrant liabilities	—	—	14,711	14,711
Total liabilities, measured at fair value	$—	$—	$163,340	$163,340

Level 1 instruments consisted of U.S. Government treasury securities, U.S. Government money market funds, and mutual funds because they were valued using quoted prices in active markets and can be redeemed on any business days with an intermediary.

Level 3 instruments consisted of earnout share liabilities. The Company has elected to apply the fair value option to measure all historical convertible notes and warrant liabilities (see Notes 8 and 9) and current earnout shares due to the nature of their embedded features.

Changes in the fair value measurement of Level 3 liabilities related to unrealized gains (losses) resulting from remeasurement of our outstanding historical convertible notes and warrant liabilities (see Notes 8 and 9) and current earnout shares. The respective changes for remeasurement are reflected in the change in fair value of convertible notes, change in fair value of warrant liabilities and change in fair value of the earnout liabilities in the condensed consolidated statements of operations.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

The changes in the fair values of the Level 3 liabilities were as follows:

(Amounts in thousands)	Pay-to-Play Convertible Notes	2023 Convertible Notes	Warrant liabilities	Earnout share liabilities	Total
Balance as of December 31, 2024	$15,942	$132,687	$14,711	$—	$163,340
Issuance of earnout share awards	—	—	—	126,025	126,025
Change in estimated fair value	27,232	138,471	60,345	(116,518)	109,530
Conversion to common stock	(43,174)	(271,158)	(75,056)	—	(389,388)
Balance as of March 31, 2025	$—	$—	$—	$9,507	$9,507

(Amounts in thousands)	Pay-to-Play Convertible Notes	2023 Convertible Notes	Warrant liabilities	Earnout share liabilities	Total
Balance as of December 31, 2023	$14,641	$18,064	$3,730	$—	$36,435
Issuance of 2023 convertible notes and related warrants	—	10,591	909	—	11,500
Change in estimated fair value	(92)	4,743	3,515	—	8,166
Balance as of March 31, 2024	$14,549	$33,398	$8,154	$—	$56,101

The Company's convertible notes and related warrants outstanding as of December 31, 2024 were classified within level 3 of the fair value hierarchy because there was no active market for the liabilities or similar instruments.

There were no transfers between Level 1, Level 2, or Level 3 of the fair value hierarchy during the three months ended March 31, 2025 or 2024.

Upon the consummation of the Merger, all then outstanding convertible notes and warrant liabilities were converted into shares of common stock (see Note 3).

Note 6. Inventories

Inventories consist of the following:

	As of March 31,	As of December 31,
(Amounts in thousands)	2025	2024
Raw materials	$7,576	$7,410
Work in progress	761	1,064
Finished goods	46	87
Total inventories	$8,383	$8,561

Note 7. Income Taxes

The Company is subject to United States federal and state taxes as well as other foreign income taxes.

During the three months ended March 31, 2025 and 2024, the Company recorded a provision for income taxes of $0.2 million, which represented an effective tax rate of (0.1)% and (1.4)%, respectively. The effective income tax rates for both the three months ended March 31, 2025 and 2024 are different from the U.S. federal statutory rate of 21.0% due to the valuation allowance.

Note 8. Convertible Notes and Demand Notes

Pay-to-Play Convertible Notes

In December 2022, in connection with the Company’s 2022 Pay-to-Play (“P2P”) transaction (the “P2P Transaction”), the Company entered into a Note Purchase and Exchange Agreement (“2022 P2P NPA”) with a group of lenders (each, a “Lender” and collectively, the “Lenders”). In January and February of 2023, the Company received $9.3 million in proceeds from the issuance of P2P Notes. Amounts received in 2022 and 2023 are referred to collectively as the “P2P Notes” (see Note 15). Pursuant to the 2022 P2P NPA, each Lender will pay the Company an agreed upon amount (“Consideration”) in return for one or more promissory notes. The P2P Notes had an initial 24-month term from the date of the 2022 P2P NPA which is December 9, 2024.

The 2022 P2P NPA provided that the P2P Notes would be converted upon the consummation of the Merger and that, at such time, all outstanding principal and unpaid accrued interest due on the P2P Notes shall be converted into common stock.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

The Company elected to measure the P2P Notes in their entirety, for the respective period issued, at fair value with changes in fair value reported in a single line in the condensed consolidated statements of operations. The notes were fair valued using a scenario-based method, considering varying levels of participation and four future event scenarios: Next Equity Financing, Maturity Conversion, Corporate Transaction, and Default. The conversion payout was calculated for each assumed event scenario, with probabilities estimated by management. The payout of the P2P Notes under each event scenario were discounted back to the valuation date using a discount rate aligned with the Company's credit rating and the weighted average present value of each scenario used for the fair value of the P2P Notes. Upfront costs and fees related to items for which the fair value option is elected must be recognized immediately. As such issuance costs (warrants) and fees associated with the convertible notes were recognized in current earnings.

Under the terms of the 2022 P2P NPA, any existing investor that purchased any P2P Note, received the right to exchange the common stock held following the November 30, 2022 conversion event, for a number of shares of shadow preferred stock mirroring the respective classes of preferred stock held prior to the conversion (the “Pull-Through Exchange”), however, all Senior Series D shareholders received an automatic pull-through of their converted common stock into their respective Senior Series D Shadow preferred stock regardless of whether they invested in a P2P Note. The exchange was calculated using a defined “Exchange Formula” based on the existing investor’s amount of investment in the P2P Note in relation to the designated pro-rata share portion of the Insider Amount. To the extent that an eligible existing investor purchases P2P Notes representing less than its pro rata portion of the Insider Amount, such investors converted common stock remain as converted common stock for that portion equal to the shortfall in its pro-rata contribution. Additionally, investors in the P2P Notes also received warrants (the “P2P Warrants”) whose total exercise price is determined based on the timing of investment as well as the level of investor participation vis-à-vis each investor’s designated pro-rata portion.

In November 2023, the Company entered into an Exchange Agreement with eligible common shareholders, as defined, whereby, each participating eligible common shareholder received a P2P Note, subject to the same terms as existing P2P Notes with the exception that the P2P Notes issued to these common shareholders did not include the right to receive P2P Warrants. Proceeds received under the Offering totaled $0.1 million.

Upon the consummation of the Merger, as provided by the terms of the P2P notes, the outstanding P2P Notes were converted, at the discretion of the holders, to shares of common stock (see Note 3).

2023 Convertible Notes

From July 2023 through November 2023, the Company raised $12.3 million in convertible notes (the “2023 Convertible Notes”) under the note purchase agreement dated July 3, 2023, as amended on August 1, 2023 to refine the valuation cap definition (the “2023 NPA”). The 2023 Convertible Notes accrued interest at 10.0% per annum.

During the year ended December 31, 2024, the Company received $110.7 million in additional proceeds from the issuance of 10% secured convertible notes under the 2023 NPA. The 2023 NPA was amended and restated on April 22, 2024 to accommodate a new group of lenders, the “Final Closing Lenders”, defined as any lender who purchases a related convertible note on or after April 22, 2024. The conversion price upon a SPAC Transaction for a Final Closing Lender is defined as a price per share that would entitle the Final Closing Lender to receive a number of BurTech Class A common stock equal to the outstanding principal and accrued interest divided by five. In addition, the per share exercise price of the related 2023 Convertible Note Warrants upon a SPAC Transaction was amended to $11.50.

As of the April 22, 2024 amendment, the convertible notes were subject to automatic conversion upon the consummation of a SPAC Transaction. Investors in these secured convertible notes also received warrants to purchase equity shares of the Company.

Of the $110.7 million in proceeds received during the year ended December 31, 2024, $11.5 million was received from BurTech (see Note 1), $2.4 million from miscellaneous parties, and $96.8 million from a separate third-party group of investors (the “RT Parties”) in connection with an agreement to provide convertible note financing of up to $125.0 million (the “Blaize Note Financing Agreement”). Under this separate agreement, the RT Parties and their transferees or distributes were not required to execute any lock-up or similar agreement restricting transfer or disposition of all shares of common stock of Blaize issuable upon the conversion of the notes, all Company shares issuable upon the exercise of warrants issued to the RT Parties as well as all securities of New Blaize to be issued to the RT Parties upon consummation of the Merger.

The Company elected to measure the 2023 Convertible Notes in their entirety at fair value with changes in fair value reported in a single line in the condensed consolidated statements of operations. The 2023 Convertible Notes were fair valued using a scenario-based method, considering five future event scenarios: Next Equity Financing, Maturity Conversion, SPAC Conversion, Corporate Transaction, and Default. The conversion payout was calculated for each assumed event scenario, with probabilities estimated by management. The payout of the 2023 Convertible Notes under each event scenario were discounted back to the valuation date using a discount rate aligned with the Company's credit rating and the weighted average present value of each scenario used for the fair value of the 2023 Convertible Notes.

Upfront costs and fees related to items for which the fair value option is elected must be recognized immediately. As such issuance costs (warrants) and fees associated with the convertible notes were recognized in earnings in the years that they were issued.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

One investor who purchased a 2023 Convertible Note also received an RSU grant for a total of 6,000,000 RSUs (see Note 15) which vested in full in the year ended December 31, 2023.

Upon the consummation of the Merger, as provided by the terms of the 2023 Convertible Note Agreement, the outstanding 2023 Convertible Notes were converted, at the discretion of the holders, to shares of common stock (see Note 3). The warrants issued in conjunction with the 2023 Convertible Notes were not exercised.

Working Capital Loan

On February 1, 2023, BurTech issued an unsecured convertible promissory note to BurTech LP (the “Working Capital Loan”), pursuant to which it borrowed $1.5 million for general corporate purposes. Such loan may, at BurTech LP’s discretion, be converted into shares of common stock, the number of shares of which will be determined by dividing the sum of the outstanding principal amount by $10.00. The Working Capital Loan will not bear interest and will be repayable, if not converted or repaid on the effective date of the Merger. The maturity date of the Working Capital Loan may be accelerated upon the occurrence of an event of default (as defined under the Working Capital Loan). As of March 31, 2025 and December 31, 2024, the Company had outstanding Working Capital Loans of $1.5 million and zero, respectively.

Advances from Related Party

As of January 13, 2025, BurTech LP provided working capital and extension deposits on behalf of the BurTech. These amounts are reflected on the condensed consolidated balance sheets as advances from related party. The advances are non-interest bearing and payable on demand. As of March 31, 2025 and December 31, 2024, the Company had outstanding advances from the related party in the amount of $2.9 million and zero, respectively.

Note 9. Warrants

Legacy Blaize Warrant Liabilities

In connection with the Company's various historical debt and equity financing arrangements, the Company issued convertible preferred stock warrants to purchase shares of its various series of convertible preferred stock.

The convertible preferred stock warrants were classified as liabilities, with changes in fair value recorded through earnings, as the underlying convertible preferred shares can be redeemed by the holders of these shares upon the occurrence of certain events that are outside of our control. As of December 31, 2024, the Company had outstanding warrant liabilities of $14.7 million.

Immediately prior to the consummation of the Merger, each issued and outstanding convertible preferred stock warrant to purchase Legacy Blaize convertible preferred stock converted into a warrant to purchase shares of common stock (see Note 3), with each warrant subject to the same terms and conditions as were applicable to the original warrant and having an exercise price and number of shares of common stock purchasable based on the Exchange Ratio and other terms contained in the Merger Agreement (the “Private Warrants Conversion”).

After the Private Warrants Conversion, the Private Warrants are indexed to the shares of Company's common stock, and therefore were reclassified from debt classified instruments to equity classified instruments.

Publicly and Privately Traded Warrants

Upon the consummation of the Merger, BurTech's 28,750,000 public warrants and 898,250 private warrants outstanding immediately prior to the Merger became warrants of Blaize.

Each warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustments as described herein. The warrants expire at 5:00 p.m., New York City time on the warrant expiration date, which is five years after the completion of the Merger, or earlier upon redemption or liquidation.

The Company may redeem the outstanding warrants:

•
in whole and not in part;
•
at a price of $0.01 per warrant;
•
upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable (the “30-day redemption period”) to each warrant holder;
•
if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders; and

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

•
If and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants.

If the Company calls the warrants for redemption, as described above, management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value”, as described below, by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the shares of common stock for the five trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

The Private Warrants, as well as any warrants underlying additional units we issue to BurTech, officers, directors, initial stockholders or their affiliates in payment of working capital loans made to the Company, will be identical to the warrants underlying the units offered in the initial public offering, except were will not be transferable, assignable or saleable until 30 days after the consummation of the Merger.

Common Stock Warrants

In February 2025, the Company issued 50,000 common stock warrants to advisors as compensation for services rendered. The warrants have a five-year term and a strike price of $11.50 per common stock share. The warrants were fair valued as of the date of issuance and recognized as an increase in additional paid-in-capital. The compensation expense recognized during the three months ended March 31, 2025 was approximately $12 thousand.

The assumptions used in the Black-Scholes option pricing model to fair value the common stock warrants were as follows:

As of March 31, 2025
Risk-free rate	4.3%
Expected life (in years)	5.0
Expected volatility	60.0%
Dividend yield	—%
Weighted average fair value of common stock	$3.34

Note 10. Leases

The Company’s lease obligations primarily consist of operating leases for its headquarters complex, and domestic and international office facilities, with lease periods expiring between fiscal years 2026 and 2029, some of which include options to extend up to 12 months. The Company does not have any leases that include residual value guarantees.

Payments under the lease arrangements are primarily fixed, however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the operating lease assets and liabilities. These amounts include variable payments for maintenance services, utilities, and other expenses.

The components of the net lease cost reflected in the Company’s condensed consolidated statements of operations were as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Operating	$200	$204
Short-term	5	10
Total lease costs	$205	$214

As of March 31, 2025, the Company’s operating leases had a weighted average remaining lease term of 3.1 years and a weighted average discount rate related to the Company’s right-of-use (“ROU”) assets and lease liabilities of 10.0%. As of December 31, 2024, the Company’s operating leases had a weighted average remaining lease term of 3.2 years and a weighted average discount rate related to the Company’s right-of-use assets and lease liabilities of 9.9%.

Supplemental information related to operating leases was as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$202	$192

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

Future minimum lease payments under the Company’s non-cancelable operating leases are as follows:

(Amounts in thousands)	As of March 31, 2025
2025	$526
2026	544
2027	431
2028	366
2029	15
Total future lease payments	1,882
Less: Imputed interest	(290)
Present value of net future minimum lease payments	1,592
Less: Operating lease liabilities, current	(542)
Total operating lease liabilities, non-current	$1,050

Note 11. Redeemable Convertible Preferred Stock Prior to the Merger

Under the terms of the December 12, 2022 Amended and Restated Certificate of Incorporation, the Company introduced “Shadow Preferred” classes of stock. A Shadow Preferred class of stock was created for each series of preferred stock outstanding prior to the conversion. Those shareholders who participated in the Company’s December 2022 P2P Transaction obtained the benefit of a pull-through exchange of their converted common stock which provided for participating shareholders to receive shares of the class(es) of Shadow Preferred Stock identical to the shares of preferred stock that they previously held. Investors who did not participate, retained ownership only in converted common stock.

Upon the consummation of the Merger, the redeemable convertible preferred stock that was outstanding at the time of the Merger was converted into shares of common stock (see Note 3).

Note 12. Common Stock

Common Stock

As of March 31, 2025 and December 31, 2024, there were 600,000,000 and 136,562,809 shares of common stock authorized, respectively, and 98,818,874 and 48,376,052 shares issued and outstanding, respectively.

Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the priority rights of holders of all series of Preferred Stock outstanding. Holders of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.

Common stock reserved for issuance is as follow:

	As of March 31,	As of December 31,
	2025	2024
Public warrants	28,750,000	—
Private warrants	898,250	—
Common stock warrants	50,000
Earnout shares	2,854,242	—
Incentive stock options and restricted stock units	29,192,959	31,991,752
Equity awards available for future issuance	23,942	1,736,686
Total common stock reserved for issuance	61,769,393	33,728,438

For periods prior to the Merger, the reported share and per share amounts have been retroactively converted by applying the exchange ratio.

Note 13. Stock-Based Compensation

The Company recorded stock-based compensation expense for stock options and RSUs as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Research and development	$5,975	$180
Selling, general and administrative	5,065	157
Total	$11,040	$337

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

Equity Award Plans

In January 2025, the Company’s board of directors approved, and the Company adopted the 2025 Incentive Award Plan (the “2025 Incentive Plan”), replacing the historical 2011 Amended Stock Plan. The 2025 Incentive Plan became effective on January 13, 2025. The 2025 Incentive Plan provides for the grant of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs and other stock or cash based awards to employees and consultants of the Company and its subsidiaries and members of the board of directors of the Company.

Under the 2025 Incentive Plan, stock options, including incentive stock options (“ISOs”), may be granted to employees at exercise prices not lower than the fair value of the stock as of the date of grant. For ISOs granted to a person whom, at the time of the grant, owns stock representing more than 10% of the total combined voting power of all classes of our stock, the per share exercise price must be no less than 110% of the fair value on the date of the grant as determined by the Board.

The Company recognizes compensation expense for service-based options on a straight-line basis over the requisite service period of all employees or non-employees, which is the award’s vesting term, generally over four years. The Company accounts for forfeitures when they occur.

Under the 2025 Incentive Plan, RSUs are unfunded, unsecured rights to receive, on the applicable settlement date, shares of common stock or an amount in cash, or a combination thereof, as determined by the Administrator, subject to vesting conditions, which may include continued employment or service, or the achievement of performance criteria established by the Administrator.

As of March 31, 2025, no equity awards have been granted under the 2025 Incentive Plan and 25,397,242 shares of common stock were reserved for issuance under the plan.

Following the effectiveness of the 2025 Incentive Plan, the Company ceased making grants under the 2011 Equity Incentive Plan (the “2011Amended Plan”) and all remaining unissued shares were retired. However, the 2011 Amended Plan continues to govern the terms and conditions of the outstanding awards granted under it. Shares of common stock subject to the awards granted under the 2011 Plan that cease to be subject to such awards by forfeiture or otherwise after the termination of the 2011 Amended Plan will be retired and no longer be available for issuance.

Under the 2011 Amended Plan, we issued RSUs, which vested upon the satisfaction of both the service-based condition and a liquidity event condition. The liquidity event condition for the RSUs was satisfied upon the occurrence of a qualifying event, defined specifically in the equity documents, and generally refer to the earlier of a specified period of time subsequent to an initial public offering or an acquisition, in all cases prior to the expiration date of the award (see Note 3). Additionally, for all terminated RSU grants, all RSUs which have satisfied a portion or all of the service-based condition of the termination date remain with the stockholder and do not return to the pool of shares available for issuance until the earlier of the satisfaction of the liquidity event (at which time those RSUs vest) or the expiration date of the award. The RSUs expired as defined by the individual RSU grant, generally the earlier of (i) the first anniversary or second anniversary of terminated service, for 2023 and prior grants, respectively, for any reason and (ii) expire date defined as the fifth anniversary of the date of grant. The fair value of RSUs was determined based on the estimated fair value of shares of common stock at the date of grant, as determined by the Board of Directors.

Stock Options

A summary of stock option activity under the 2011 Amended Plan is as follows:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2024	28,360,635	$1.27	9.2	$22,741
Forfeited	(318,400)	1.18
Outstanding as of March 31, 2025	28,042,235	$1.27	8.9	30,225
Vested and expected to vest as of March 31, 2025	28,042,235	$1.27	8.9	30,225
Exercisable as of March 31, 2025	8,472,388	$1.87	8.1	10,342

As of March 31, 2025, there was approximately $19.0 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.3 years.

The Company uses the Black-Scholes option-pricing model to determine the grant-date fair value of stock options. The determination of the fair value of stock options on the grant date is affected by the estimated underlying common stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, and expected dividends. There were no stock options granted during the three months ended March 31, 2025.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

RSUs

A summary of the Company’s RSU activity issued under the 2011 Amended Plan is as follows:

	RSUs Awarded	Weighted average grant date fair value
Nonvested as of December 31, 2024	3,630,447	$1.53
Vested	(2,464,171)	1.76
Forfeited	(15,552)	0.73
Nonvested as of March 31, 2025	1,150,724	$1.04

Immediately prior to the consummation of the Merger, the RSUs had both a service-based condition and a liquidity event condition. The liquidity event condition was only satisfied on the consummation of a liquidity event, such as an IPO, which was not determinable or probable as of December 31, 2024. Effective with the consummation of the Merger, we recognized $3.9 million in stock-based compensation expense associated with the vesting of the outstanding RSUs (see Note 3).

As of March 31, 2025, the 2,464,171 common stock shares that are subject to the release of the vested RSU have not been issued holders but have been included in the weighted average shares outstanding calculation for purposes of earning per share (see Note 17).

As of March 31, 2025, there was approximately $1.0 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 0.8 years.

Employee Stock Purchase Plans

In January 2025, the Company’s board of directors adopted the 2025 Employee Stock Purchase Plan (the “2025 ESPP”) that became effective upon the date of the de-SPAC in order to enable eligible employees to purchase shares of common stock with accumulated payroll deductions. The 2025 ESPP is intended to qualify under Section 423 of the Internal Revenue Code, as amended. Under the 2025 ESPP, eligible employees are offered the option to purchase share of common stock at a discount over a series of offering periods. Each offering period may consist of one or more purchase periods. The purchase price for shares of common stock purchased under the 2025 ESPP will be 85% of the lesser of the fair market value of shares of common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of each purchase period in the applicable offering period.

As of March 31, 2025, 3,047,669 shares of common stock were reserved for issuance pursuant to the 2025 ESPP. As of March 31, 2025, no offers have been made to purchase shares of the Company's common stock.

Note 14. Commitments and Contingencies

Purchase Commitments

As of March 31, 2025, the Company had outstanding purchase orders and contractual obligations totaling $0.3 million to procure inventory. The majority of the Company's outstanding inventory purchase orders and preauthorized commitments to procure strategic components based on expected demand are placed with its primary third-party contract manufacturer and a semiconductor supplier.

The Company has an obligation to purchase inventories that have been purchased by the contract manufacturer when components have not been consumed within a period defined in the terms of our agreement. During the three months ended March 31, 2025 and 2024, the Company purchased inventories of $0.1 million and $3.3 million, respectively, due to this obligation.

While the Company expects such purchased components to be used in future production of its finished goods, these components are considered in its reserve estimate for excess and obsolete inventory. Furthermore, the Company accrues for losses on commitments for the future purchase on non-cancelable and non-returnable components from this contract manufacturer at the time that circumstances, such as changes in expected demand, indicate that the value of the components may not be recoverable, the loss is probable and management has the ability to reasonably estimate the amount of the loss. As of March 31, 2025 and December 31, 2024, the liability balance of our accrued losses on purchase commitments equaled $0.6 million on the condensed consolidated balance sheets.

Legal Proceedings

From time to time, the Company may become involved in claims or other legal matters arising in the ordinary course of business. The Company records accruals for outstanding legal proceedings when it is probable a liability will be incurred, and the amount of loss can be reasonably estimated.

On September 9, 2024, BurTech entered into an Advisory Services Engagement Letter with Jefferies to serve as its exclusive capital markets advisor in connection with the contemplated Merger involving Legacy Blaize (the “Jefferies Engagement Letter”), pursuant to which Jefferies would be eligible for a fee of $4,500,000 contingent upon the closing of the Merger and for reimbursement of expenses up to $500,000.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

On April 7, 2025, Jefferies commenced a lawsuit against the Company in the Supreme Court of the State of New York, County of New York, seeking summary judgment in lieu of complaint. The lawsuit alleges that pursuant to the Jefferies Engagement Letter, Jefferies was entitled to receive a fee of $4,500,000 conditional on the Closing of the Merger, with the option for the Company to defer up to $1,000,000 of this fee for up to 12 months post-closing, and $500,000 in reimbursable expenses. Jefferies alleges that as of March 31, 2025, no fees have been paid to Jefferies under the Jefferies Engagement Letter. Jefferies seeks $3,500,000 for its fees, as well as $500,000 in expense reimbursement, as well as pre-and post-judgment interest and attorneys’ fees and legal costs incurred in connection with the lawsuit. The Company has retained counsel and intends to vigorously defend the litigation. Although the outcome of this matter cannot be predicted with certainty, based on the existing facts and circumstances the Company has recorded estimated liabilities of $4,950,000 on the condensed consolidated balance sheets as of March 31, 2025, of which $3,950,000 is included in accounts payable and $1,000,000 is included in accrued expenses and other current liabilities. These estimated liabilities reflect management's assessment of the Company's potential exposure from the Jefferies Engagement Letter based on its contracted fees. The resolution of this matter could differ materially from the amount currently recorded. The Company continues to evaluate the matter as it progresses and will adjust the estimated liabilities if and when additional information becomes available that indicates a different outcome is probable and reasonably estimable.

Advisor Agreements

In October through December of 2024, the Company entered into various advisor agreements related to business development and strategy, and for new revenue contracts, in new geographical markets. Compensation for services, pending approval by the Company's Board of Directors, is in the form of restricted stock units following the filing of a registration statement subsequent to the Merger consummation to register such shares, and subject to the advisors continued service on the applicable grant date.

In December 2024, the Company entered into an agreement for capital market services which included advisory services and a finder’s fee, for which payment was due upon the close of the Merger (see Note 3). Under the terms of the agreement, at the Company's discretion, the advisory fee of $0.8 million is to be paid in the form of (i) cash and (ii) cash or a combination of cash and shares of common stock of common stock at a price of $10.00 per share at various dates in 2025. The finder’s fee, equal to a specified percentage of the trust value of our shares held by investors introduced by the advisor, is to be paid fifty percent in cash and fifty percent in shares of common stock at a price of $10.00 per share, concurrent with the close of the Merger. The Company recognized $0.6 million associated with the contract as deferred offering costs and accrued liabilities for the year ended December 31, 2024. On the earlier of the date that is six months from the date of the Merger and the date that a Registration Statement filed with the SEC registering the resale of the closing shares is declared effective (the “Reset Date”), if the five day volume weighted average price of common stock for the five trading days immediately preceding the Reset Date (such price, the “Reset Price”) is less than $10.00 per share (subject to a $1.00 per share floor), within two days we shall issue an additional number of common shares equal to the number obtained by dividing (i) the product of the number of shares held as of the Reset Date and $10.00 by (ii) the Reset Price, less the number of sharing shares held, provided that the additional shares shall not exceed 300,000.

Note 15. Related Party Transactions and Balances

During the three months ended March 31, 2025, the Company recognized no revenue from sales to minority stockholders. During the three months ended March 31, 2024, the Company recognized revenues of approximately $0.5 million, or approximately 100% of its total revenue, from sales to two minority stockholders.

As of March 31, 2025 and December 31, 2024, there was no accounts receivable due from these customers.

In 2023, we issued a convertible note in the amount of $5.0 million or 41% of the total 2023 Convertible Note proceeds raised in 2023 to a related party investor holding more than a 10% ownership our outstanding stock. This related party investor also has a representative serving on our Board of Directors. In accordance with the terms of the 2023 Convertible Note NPA, the investor also received 2023 Convertible Note Warrants for no additional consideration resulting in the allocation of proceeds between the 2023 Convertible Note and the 2023 Convertible Note Warrants (see Note 9). The 2023 Convertible Note and 2023 Convertible Note Warrants held by this investor were subject to the adjustments in fair value. As of December 31, 2024, the related party 2023 Convertible Note and 2023 Convertible Note Warrants approximated $6.9 million and $8.0 million, respectively. Upon consummation of the Merger, this related party’s 2023 Convertible Note and 2023 Convertible Warrants were converted into shares of common stock (see Note 3). During the three months ended March 31, 2025 and 2024, the changes in fair value for the respective 2023 Convertible Note were $6.0 million and $0.9 million, respectively (see Note 5). During the three months ended March 31, 2025 and 2024, the changes in fair value for the respective 2023 Convertible Note Warrants were $1.2 million and less than $0.1 million, respectively (see Note 5).

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

In January 2023, one of the minority investors with which we had a prior revenue arrangement, with no revenue in the three months ended March 31, 2025 and 2024, also invested in a P2P Note in the amount of $3.3 million or 35% of the total P2P proceeds raised in 2023 (see Note 8). In accordance with the terms of the 2022 P2P NPA, the minority investor also received P2P Warrants for no additional consideration resulting in the allocation of proceeds between the P2P Note and the P2P Warrants (see Note 9). The P2P Note and P2P Warrants held by the minority investor were subject to the adjustments in fair value. As of December 31, 2024, the related party P2P Note and P2P Warrants approximated $4.2 million. Effective January 13, 2025, this related party’s respective P2P Note and P2P Warrants were converted into common stock in connection with the Merger (see Note 3). During the three months ended March 31, 2025 and 2024, the change in fair value for the respective P2P Note was $7.2 million and less than $0.1 million, respectively (see Note 5). During the three months ended March 31, 2025 and 2024, the change in fair value for the respective P2P Warrants was $3.3 million and $0.5 million, respectively (see Note 5).

In December 2022, one of the minority stockholders with which we had a prior revenue arrangement, representing approximately 0% and approximately 100% of total revenues for the three months ended March 31, 2025 and 2024, and 0% and 98% of accounts receivable as of March 31, 2025 and December 31, 2024, respectively, also invested in a P2P Note in the amount of $0.4 million, or 13% of the total P2P proceeds raised in 2022 (see Note 8). In accordance with the terms of the 2022 P2P NPA, the minority investor also received P2P Warrants for no additional consideration resulting in the allocation of proceeds between the P2P Note and the P2P Warrants (see Note 9). The P2P Note and P2P Warrants held by the minority investor were subject to the adjustments in fair value. As of December 31, 2024, the fair value of the related party P2P Note and P2P Warrants approximated $0.5 million and zero, respectively. Effective January 13, 2025, this related party's respective 2022 P2P Note and P2P Warrants were converted into common stock in connection with the Merger (see Note 3). During the three months ended March 31, 2025, the changes in fair value for this set of P2P Note and P2P Note Warrants was $0.8 million and $0.2 million, respectively (see Note 5). During the three months ended March 31, 2024, the change in fair value for this set of P2P Note and P2P Note Warrants was immaterial (see Note 5).

On January 13, 2025, in connection with the consummation of the Merger, BurTech LP, previously the Sponsor of BurTech, issued a secured promissory note and pledge agreement to BurTech in the principal amount of approximately $8.8 million, bearing an interest rate of 7% with annual compounding, compounded on December 31 each year. Pursuant to this promissory note, BurTech LP agreed to pay certain of the transaction expenses (as defined in the Merger Agreement) of BurTech. As consideration for this promissory note, the Company issued 750,000 shares of common stock to BurTech LP. BurTech LP is obligated to pay the related transaction expenses set forth in the note within ninety days after the date that the shares have been registered for resale under the Securities Act. As of March 31, 2025, payment in the note had not yet been received.

During the three months ended March 31, 2025 and 2024, the Company incurred $0.2 million and zero, respectively, of marketing expenses paid to a company owned by a direct family member of one of our minority stockholders and board of directors.

As of March 31, 2025, the Company has amounts due for a Working Capital Loan and advances from a related party (see Note 8).

Note 16. Segment Reporting

The Company operates as a single reportable segment, and manages the business and evaluates financial performance on a consolidated basis. The CODM regularly receives and reviews consolidated financial results focusing primarily on revenue, costs and expenses, and net loss from the consolidated statements of operations to make decisions regarding the allocation of resources and assessment of performance.

The Company has determined that net loss and earnings before interest, tax, depreciation and amortization (“EBITDA”) adjusted for irregular or non-recurring items (“Adjusted EBITDA”) are the profit or loss measures that the CODM uses to make resource allocation decisions and evaluate segment performance. Adjusted EBITDA assists management in comparing the performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our core operations and, therefore, are not included in measuring performance. The Company defines Adjusted EBITDA as net loss before interest, taxes, depreciation and amortization, certain non-cash items and other adjustments that we do not consider in our evaluation of ongoing operating performance from period to period.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

Net loss is as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Revenue	$1,007	$549
Cost of revenue	(327)	(306)
Employee costs	(19,081)	(5,700)
Technology costs	(2,417)	(360)
Depreciation and amortization	(191)	(253)
Net interest (income)/expense	399	(229)
Fair value changes and financing charges	(109,530)	(8,166)
Other segment items (a)	(17,621)	(2,278)
Net loss	$(147,761)	$(16,743)
(a)
Other segment items includes marketing expense, professional fees, income tax expense, facilities costs, foreign currency exchange gains and losses, credit loss expense, and other overhead expenses

The following reflects our Adjusted EBITDA:

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Net loss	$(147,761)	$(16,743)
Depreciation and amortization	191	253
Provision for income taxes	162	162
Other expenses, net	109,578	8,444
EBITDA	(37,830)	(7,884)
Stock-based compensation	11,040	337
Non-cash inventory cost realignment adjustments	(625)	(25)
Other non-recurring expenses (a)	12,035	45
Adjusted EBITDA	$(15,380)	$(7,527)
(a)
Includes, but not limited to, legal, accounting and consulting fees incurred in connection with the Merger. These costs are non-recurring and are not reflective of our ongoing operating performance. Management believes that excluding these costs provides a more meaningful comparison of our performance to prior periods.

The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets. Long-lived and ROU assets were located as follows:

	As of March 31, 2025		As of December 31, 2024
(Amounts in thousands)	Fixed Assets	ROU Assets	Fixed Assets	ROU Assets
United States	$1,043	$238	$1,095	$277
Asia Pacific	934	1,116	913	1,175
United Kingdom	77	269	73	321
Total	$2,054	$1,623	$2,081	$1,773

Note 17. Net Loss Per Share

The following table sets forth the computation of basic and dilutive net loss per share:

	Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2025	2024
Numerator:
Net loss	$(147,761)	$(16,743)
Denominator:
Weighted average number of shares outstanding, basic and diluted	91,747,685	13,613,270
Net loss per share, basic and diluted	$(1.61)	$(1.23)

Net loss per share calculations and potentially dilutive security amounts for all periods prior to the closing of the Merger have been retrospectively adjusted to the equivalent number of shares outstanding immediately after the Merger to effect the reverse recapitalization. Historically reported weighted average shares outstanding have been multiplied by the Exchange Ratio of approximately 0.78.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Stock options	28,042,235	12,819,685
Restricted stock units	1,150,724	3,801,970
Common stock warrants	50,000	—
Public warrants	28,750,000	—
Private warrants	898,250	—
Total potentially dilutive shares	58,891,209	16,621,655

Note 18. Employee Benefit Plan

A 401(k) plan is provided that covers substantially all employees in the US meeting certain age and service requirements. The Company makes discretionary contributions to the 401(k) plan. The Company operates a defined contribution pension scheme in the UK for employees and makes employer contributions to this scheme on behalf of those employees. The Company recorded $0.2 million and $0.1 million in contributions to both plans during the three months ended March 31, 2025 and 2024, respectively.

Long-term Employee Benefits

The Company provides its employees in India an opportunity to participate in a long term defined benefits plan, and the liability the Company bears for providing this benefit is determined through an actuarial valuation at each reporting date. The benefit plan provides for lump sum payments to vested employees on retirement, death while in service or on termination of employment for an amount equivalent to 15 days of basic salary for each completed year of service. Vesting occurs upon completion of five years of service. The present value of such obligation is determined by the projected unit credit method and adjusted for past service cost and fair value of plan assets as at the balance sheet date through which the obligations are to be settled. The actuarial gain or loss on change in present value of the defined benefit obligation or change in return of the plan assets is recognized as an income or expense in the condensed consolidated statement of operations. The expected return on plan assets is based on the assumed rate of return of such assets. As of March 31, 2025 and December 31, 2024, the related liability is included within accrued compensation on the condensed consolidated balance sheets.

Note 19. Subsequent Events

The Company has evaluated subsequent events through the date on which these condensed consolidated financial statements were available to be issued, and determined that the following subsequent events, other than those disclosed elsewhere in the condensed consolidated financial statements, are reportable:

On April 11, 2025, the Company entered into an advisory agreement for future services. The terms of the agreement require a non-refundable advisory fee of $2.0 million paid upon execution of the contract in the form of 769,231 shares of common stock (the “Fee Shares”). The Fee Shares are subject to a one-year lock up provision (the “Lock-Up Period”) which expires the earlier of one year from the date of the agreement or the date of a change of control as defined in the agreement. Prior to the expiration of the lock-up period, the advisor may sell the common stock shares back to us or an affiliate as defined in Rule 405 under the Securities Act. The Fee Shares subject to the lock-up provision are subject to adjustment if the dollar volume-weighted average price for the Company's common stock (“VWAP”) 20 out of any 30 trading Days is at least $7.00 per share, then the Lock-Up Period shall be terminated with respect to fifty percent of the shares to be issued for the fee. Furthermore, if the VWAP of the common stock for 20 out of any 30 Trading Days is at least $10.00 per share, then the Lock-Up Period shall be terminated with respect to the other fifty percent of the Fee Shares, rounded up.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated, references to “we”, “us”, “our”, “Blaize” or the “Company” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are to Blaize Holdings, Inc. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto, included in Part 1. Item 1. of this Quarterly Report, risk factors, included in Part 2. Item 1A. of this Quarterly Report, and the information included in our Current Report on Form 8-K/A, as filed with the SEC on April 15, 2025.

Overview

Blaize is a provider of purpose-built, transformative artificial intelligence (AI)-enabled edge computing solutions that unite software and silicon to optimize AI from the edge to the core. Blaize provides a full-stack programmable processor architecture suite and low-code/no-code software platform that enables AI processing solutions for high-performance computing at the network’s edge and in the data center. Blaize solutions deliver real-time insights and decision-making capabilities at low power consumption, high efficiency, minimal size and low cost. Our mission is to enable enterprises to harness the power of AI at the edge, delivering real-time insights and decision- making capabilities with compelling speed and efficiency. With our innovative hardware and software solutions, we believe we are at the forefront of transforming industries and unlocking new possibilities in an increasingly connected and data-driven world.

Our portfolio includes highly efficient programmable AI processors in a broad range of form factors, deployable across several verticals, including enterprise, commercial, industrial, defense and automotive. Blaize’s accelerated AI computing platforms enable applications such as computer vision, advanced video analytics and AI inference. The use of industry standards ensures rapid integration into existing workflows and systems by our customers. Our unique and rich set of software tools empower non-expert practitioners to deploy existing and novel AI applications on our hardware, with ease and speed, without the need to learn or use source code. All of this is combined into integrated AI solutions which are designed to deliver real- time insights and decision-making capabilities with substantial speed and efficiency.

We believe we are well positioned to empower organizations to process and analyze data in real time at the edge of the network, thereby enabling them to make informed decisions, unlock new business opportunities, and gain a competitive advantage in the rapidly evolving AI landscape. With a strong focus on innovation, performance, and partnership, we believe we will help to drive the future of AI accelerated computing at the edge.

Recent Developments

The Merger and Reverse Recapitalization

On January 13, 2025 (the “Closing Date”), we consummated the transactions (the “Merger”) contemplated by the Agreement and Plan of Merger dated December 22, 2023 (as amended on April 22, 2024, October 24, 2024 and November 21, 2024) with BurTech Acquisition Corp (“BurTech”), BurTech Merger Sub, Inc (“Merger Sub”), Blaize, Inc. (“Legacy Blaize”), and solely for the limited purposes of the transaction, Burkhan Capital LLC (“Burkhan”), a Delaware limited liability company and affiliate of BurTech, On the Closing Date, Merger Sub merged with and into Legacy Blaize, with Legacy Blaize surviving the Business Combination as a wholly owned subsidiary of the Company.

The Merger is accounted for as a reverse recapitalization, with BurTech being treated as the acquired company and Legacy Blaize was treated as the acquirer for financial reporting purposes. This accounting treatment is equivalent to Legacy Blaize issuing stock for the net assets of BurTech, accompanied by a recapitalization whereby no goodwill or other intangible assets are recorded. Operations prior to the Merger are those of Legacy Blaize. For periods prior to the Merger, the reported share and per share amounts have been retroactively converted (“Retroactive Conversion”) by applying the Exchange Ratio. Legacy Blaize shareholders were issued 87,314,968 shares of common stock.

Legacy Blaize Redeemable Convertible Preferred Stock, Convertible Promissory Notes and Warrants

Immediately prior to the closing of the Merger, all outstanding convertible notes, inclusive of accrued and unpaid interest, each of the issued and outstanding shares of redeemable convertible preferred stock, and all outstanding warrants of Legacy Blaize were automatically converted into shares of Company common stock.

Upon the consummation of the Merger, (i) each outstanding stock option to purchase Legacy Blaize common stock was converted into a stock option of the Company, upon substantially the same terms and conditions as in effect with respect to the corresponding Legacy Blaize option, and the right to receive a number of earnout shares. Additionally, each Legacy Blaize restricted stock unit (“RSU”) was converted into an RSU of the Company, upon substantially the same terms and conditions as in effect with respect to the corresponding Legacy Blaize RSU, and the right to receive a number of earnout shares.

Other Arrangements entered into at time of Merger or assumed upon the consummation of the Merger:

Public and Private Placement Warrants

Upon the consummation of the Merger, BurTech's 28,750,000 public warrants and 898,250 private warrants, both outstanding immediately prior to the consummation of the Merger, became warrants of the Company.

Shareholder Note Receivable

Upon the consummation of the Merger, BurTech LP, LLC (“BurTech LP”) issued a secured promissory note and pledge agreement (the “Shareholder Note”) to BurTech in the principal amount of $8,753,744 in exchange for 750,000 shares of Company common stock. The principal of the Shareholder Note will decrease when BurTech LP pays for transaction costs that the Company assumed from BurTech in the Merger. The Shareholder Note bears interest at 7.0%, compounding annually on December 31 of each year and is secured by 2,000,000 shares of the Company’s common stock owned by BurTech LP.

Lock-up Agreement

On the Closing Date, in connection with the consummation of the Business Combination and as contemplated by the Merger Agreement, we entered into lock-up agreements (the “Lock-up Agreements”) with (i) certain of Blaize’s directors and officers, (ii) certain stockholders of Blaize and (iii) Burkhan, in each case, restricting the transfer of Company common stock and any shares of Company common stock issuable upon the exercise or settlement, as applicable, of stock options or restricted stock units held immediately after the Merger. The restrictions under the Lock-up Agreements began at Closing and end on the earlier of (x) the date that is 180 days after the Closing Date, (y) the last reported sale price of Blaize common stock reaching $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing and (z) the liquidation of Blaize.

Non-Redemption Agreement

On December 31, 2024 and through January 13, 2025, BurTech, BurTech LP and Legacy Blaize entered into agreements (each, a “Non-Redemption Agreement” and collectively, the “Non-Redemption Agreements”) with one or more unaffiliated stockholders of BurTech (each, an “Investor”) who agreed not to redeem (or validly rescind any redemption requests on) their shares of BurTech Class A common stock, par value $0.0001 per share of the Company (“Non-Redeemed Shares”). On the Closing Date, such Class A common stock shares were exchanged for shares of the Company's common stock and placed into an escrow account. In exchange for the foregoing commitments not to redeem the Non-Redeemed Shares, the Company and BurTech LP have agreed to guarantee that each Investor receives a return of $1.50 per Non-Redeemed Share whether Investor (i) sells the Non-Redeemed Shares in the open market or (ii) exercises its option to require the Company to repurchase the Non-Redeemed Shares in accordance with the Non-Redemption Agreement. Entering into the Non-Redemption Agreement is expected to increase the amount of funds that remain in the Company’s trust account following the Merger.

PIPE Subscription Agreements

From December 31, 2024 and through January 13, 2025, BurTech and certain other subscribers (collectively, the “Subscribers”) entered into subscription agreements under which BurTech agreed to issue and sell to the Subscribers, immediately before the Closing Date, 1,529,500 shares of BurTech's Class A common stock, par value $0.0001 per share (“PIPE Shares”) at a purchase price of $10.00 per share for an aggregate purchase price of $15,295,000, in a private placement. Such PIPE shares that were outstanding immediately prior to the Merger became shares of Company common stock.

Earnout Arrangement

Legacy Blaize shareholders and outstanding equity award holders (including stock options and RSUs) are entitled to Earnout Shares in four tranches upon the occurrence of four separate Triggering Events (defined below) during the Earnout Period, which commences on January 13, 2025 and ends on January 13, 2030. The Triggering Events are driven by whether our closing share price on 20 trading days out of 30 consecutive trading days equals or exceeds defined per share thresholds in each tranche as follows:

•
If our common stock price is greater than or equal to $12.50 per share, 3,750,000 Earnout Shares will be issued; and
•
If our common stock price is greater than or equal to $15.00 per share, an additional 3,750,000 Earnout Shares will be issued; and
•
If our common stock price is greater than or equal to $17.50 per share, an additional 3,750,000 Earnout Shares will be issued; and
•
If our common stock price is greater than or equal to $20.00 per share, an additional 3,750,000 Earnout Shares will be issued

Employees entitled to receive Earnout Shares with respect to options and RSUs, must provide service through the date the target is achieved and if an employee departs, the Earnout Shares are reallocated to the remaining pool of recipients who received the right to the Earnout Shares on the Closing Date.

Additionally, Burkhan has the right to receive up to an aggregate amount of 2,600,000 shares of Blaize Class A Common Stock, 650,000 following the occurrence of each of the Triggering Events stated above (the “Burkhan Earnout Shares”).

Key Business Metrics

Pipeline

We have identified a potential $458 million of future business opportunities that could significantly accelerate growth through near-term customer implementations. Although Blaize is under no contractual arrangement(s) with respect to such pipeline and there is no assurance of a future contractual arrangement, the pipeline contains target accounts and opportunities that have been identified and verified as potential customers for Blaize products and services. We classify certain key metrics related to our pipeline into the following categories: proof of concept stage, partners and design wins.

Proof of Concept Stage

A proof-of-concept stage (“POC”) represents that a proposal for a proof of concept has either been initiated or is in progress with a potential customer or partner. We utilize POCs to demonstrate the Blaize technology’s significant value proposition along with its tailored use scenarios and satisfaction of customer and/or partner requirements. As of March 31, 2025, a total of 40 POCs have been initiated or are in progress with a potential customer.

Partners

A partner (“Partner”) consists of either an independent software vendor or independent hardware vendor with whom Blaize is working to integrate Blaize products and services into the vendor’s offerings for their customers. Such vendors may include OEMs, original design manufacturers, system integrators or hardware resellers or distributors, among others. As of March 31, 2025, Blaize has a total of 34 Partners.

Design Wins

A design win (“Design Win”) represents that a Partner or a customer has selected Blaize’s products and/or services to be incorporated into a product that it intends to produce or consume, as applicable, and has confirmed that Blaize’s offerings integrate into such product accordingly. As of March 31, 2025, a total of 21 Design Wins have been confirmed with a Partner or customer.

Components of Results of Operations

Revenue

We currently derive revenue through a combination of:

•
Engineering services revenue, this involves providing customized design services to our customers, tailored to their specific requirements.
•
Hardware revenue — this encompasses the sale of our semiconductor products through various supply agreements.

Cost of Revenue (exclusive of depreciation and amortization)

Cost of revenue (exclusive of depreciation and amortization) is primarily comprised of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, board and device costs as well as indirect costs such as inventory carrying costs and inventory valuation reserves. In addition, cost of revenue (exclusive of depreciation and amortization) also includes direct labor costs associated with the servicing of our engineering services revenue contracts.

Research and Development

Research and development expense primarily consists of personnel costs for our research and development activities. Research and development expense also includes costs associated with the design and development of our application-specific integrated circuit and intellectual property (IP) solutions, such as third-party foundry costs, third party computer-aided tools and software licenses, third party IP licenses, reference design development, and allocated costs, such as facilities and information technology costs.

Selling, General and Administrative

Selling, general and administrative expense primarily consists of personnel-related expenses for our finance human resources, information technology, and legal organizations. These expenses also include non- personnel costs, such as legal, audit, accounting services, advertising expenses, other professional fees as well as certain tax, corporate software licenses, and insurance-related expenses.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation and amortization on long-lived assets such as computer equipment, capitalized software licenses, furniture and fixtures, leasehold improvements, office equipment and vehicles.

Transaction Costs

Transaction costs primarily consist of direct incremental legal, consulting and banking fees primarily related to the Merger.

Results of Operations

The following tables set forth Blaize’s condensed consolidated statements of operations data for the three months ended March 31, 2025 and 2024, respectively, as well as changes between periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Revenue

	Three Months Ended March 31,		Change
(Amounts in thousands, except for percentages)	2025	2024	$	%
Total revenue	$1,007	$549	$458	83%

Revenue increased 83% to $1.0 million for the three months ended March 31, 2025 compared to approximately $0.5 million for the three months ended March 31, 2024. The increase was primarily due to sales of hardware product of $1.0 million, partially offset by a decrease of $0.5 million due to the end of our multi-year license and development contract with a strategic investor and the completion of a contract during the year ended December 31, 2024.

The following table sets forth Blaize’s revenue by customer geographical location:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
(Amounts in thousands, except for percentages)	Amount	% of Revenue	Amount	% of Revenue
Asia Pacific	$960	95%	$333	61%
United States	—	—%	215	39%
Others	47	5%	1	0%
Total revenue	$1,007	100%	$549	100%

Costs and Expenses

	Three Months Ended March 31,		Change
(Amounts in thousands, except for percentages)	2025	2024	$	%
Cost of revenue (exclusive of depreciation and amortization)	$327	$306	$21	7%
Research and development	13,118	4,094	9,024	220%
Selling, general and administrative	13,357	3,988	9,369	235%
Depreciation and amortization	191	253	(62)	-25%
Transaction costs	12,035	45	11,990	26,644%
Total operating expenses	$39,028	$8,686	$30,342	349%

Cost of revenue (exclusive of depreciation and amortization)

Cost of revenue (excluding depreciation and amortization) for the three months ended March 31, 2025 reflects an increase of $21,000, or 7%, compared to the three months ended March 31, 2024. This increase was primarily driven by $0.3 million related to hardware sales during the three months ended March 31, 2025, which was partially offset by a decrease of $0.2 million related to inventory carrying costs with an outside supplier. Cost of revenue for the three months ended March 31, 2025 also included a $0.6 million benefit relating to the sale of inventory whose carrying amount had been written down to below original cost in a prior period.

Research and development

Research and development expense for the three months ended March 31, 2025 increased $9.0 million or 220% compared to the three months ended March 31, 2024. The increase was driven by an increase in personnel costs of $6.9 million as a result of market-based salary adjustments made in the year ended December 31, 2024 which were implemented after the three months ended March 31, 2024 as well as additional stock-based compensation connected to the consummation of the Merger and an increase of $1.8 million in spending associated with our new chip development. We expect research and development to continue to increase to support the development of our next generation product portfolio in future years.

Selling, general and administrative

Selling, general and administrative expense for the three months ended March 31, 2025 increased $9.4 million or 235% compared to the three months ended March 31, 2024. The increase was primarily due to a $6.3 million increase in employee related costs associated with the hiring of new Company executives, market-based salary adjustments (as previously described), additional stock-based compensation connected to the consummation of the Merger and the building of our internal sales team. We also incurred additional costs such as a $1.4 million increase in professional services costs incurred in support of the requirements of being a public company and a $1.7 million increase in marketing and other sundry costs relating to activities focused on our sales pipeline.

Depreciation and amortization

Depreciation and amortization expense for the three months ended March 31, 2025 decreased $62,000 or 25% compared to the three months ended March 31, 2024. The decrease was primarily due to a decrease in depreciation costs for computer equipment and server and network equipment that were fully depreciated in the comparative period.

Transaction costs

Transaction costs increased by $12.0 million as a direct result of the Merger.

Total other expense, net

	Three Months Ended March 31,		Change
(Amounts in thousands, except for percentages)	2025	2024	$	%
Loss on foreign exchange transactions	$(29)	$(49)	$20	(41)%
Change in fair value of convertible notes	(165,703)	(4,651)	(161,052)	3,463%
Change in fair value of warrant liabilities	(60,345)	(3,515)	(56,830)	1,617%
Change in fair value of earnout share liabilities	116,518	—	116,518	100%
Other, net	(19)	(229)	210	(92)%
Total other expense, net	$(109,578)	$(8,444)	$(101,134)	1,198%

Total other expense, net

Total other expense, net for the three months ended March 31, 2025 reflects an increase of $101.1 million, or 1,198%, compared to the three months ended March 31, 2024.

Total other expense, net for the three months ended March 31, 2025 was primarily comprised of the total net change in fair value of our convertible notes and warrant liabilities of $226.0 million and the change in our earnout liabilities of $116.5 million.

Total other expense, net for the three months ended March 31, 2024 was primarily comprised of the total net change in fair value of our convertible notes and warrant liabilities of $8.2 million.

Income tax expense

	Three Months Ended March 31,		Change
(Amounts in thousands, except for percentages)	2025	2024	$	%
Provision for income taxes	$162	$162	$—	—%

The provision for income taxes amounted to approximately $0.2 million for the three months ended March 31, 2025 and 2024, respectively, and our effective tax rate was approximately (0.1)% and (1.4)%, respectively. The effective income tax rate was primarily driven by the valuation allowance which is driven by the deferred tax assets arising from capitalized research and experimental expenditures and the net operating losses.

Net loss

Net loss was approximately $147.8 million for the three months ended March 31, 2025 compared to a net loss of approximately $16.7 million for the three months ended March 31, 2024. The increase in net loss for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily attributable to the $226.0 million change in fair value of convertible notes and warrant liabilities and the increase in loss from operations of $29.9 million, partially offset by the $116.5 million change in the fair value of earnout liabilities.

Liquidity and Capital Resources

Blaize’s condensed consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations for the foreseeable future. Our condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Since inception of Blaize and through March 31, 2025, we have funded our operations primarily with cash flows from contributions from founders or other investors and other financing activities. We have incurred recurring losses and negative cash flows since our inception, including a net loss of $147.8 million and $16.7 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had cash and cash equivalents of approximately $45.0 million, and an accumulated deficit of $577.0 million.

Our ability to continue to meet our obligations, to achieve our business objectives and continue as a going concern is dependent upon several factors, including our revenue growth rate, the timing and extent of spending to support further sales and marketing initiatives as well as our research and development efforts. In order to finance these opportunities, we will need to raise additional financing. While there can be no assurances, we intend to raise such capital through issuances of additional debt financing and public or private equity offerings or other means. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations and financial condition would be materially and adversely affected.

As a result of the above, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, we have determined that our liquidity condition raises substantial doubt about our ability to continue as a going concern through a year from the date that our unaudited condensed consolidated financial statements were available to be issued.

Cash flows for the three months ended March 31, 2025 and 2024

The following table summarizes our cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Net cash used in operating activities	$(15,944)	$(7,363)
Net cash used in investing activities	(661)	(177)
Net cash provided by financing activities	11,343	11,372
Change in cash, cash equivalents and restricted cash	$(5,262)	$3,832

Cash flows used in operating activities

Net cash used in operating activities was $15.9 million during the three months ended March 31, 2025, compared to $7.4 million for the three months ended March 31, 2024. The increase in cash used in operating activities was primarily due to an increase of $131.0 million in net loss and a decrease of $116.5 million in the fair value of our earnout share liabilities, partially offset by an increase of $217.9 million in the fair value of our convertible notes and warrant liabilities, an increase of $10.7 million in stock-based compensation, and a decrease of $8.5 million in prepaid expenses and other current assets.

Cash flows used in investing activities

For the three months ended March 31, 2025 and 2024, we used $ 0.7 million and $0.2 million of cash to purchase property and equipment, respectively. The increase of $0.5 million during the three months ended March 31, 2025 was primarily due to the licensing of software.

Cash flows provided by financing activities

For the three months ended March 31, 2025, net cash provided by financing activities was $11.3 million, which primarily consisted of $15.9 million of proceeds from the Merger and PIPE financing, partially offset by the $4.5 million payment of deferred offering costs. This compares to net cash provided by financing activities for the three months ended March 31, 2024 of $11.4 million, which primarily consisted of $11.5 million in proceeds from the issuance of secured convertible notes under the 2023 Note Purchase Agreement.

Material Cash Requirements

As of March 31, 2025 and December 31, 2024, we had outstanding purchase orders and contractual obligations totaling $0.3 million and $0.2 million, respectively, to procure inventory. The majority of our outstanding inventory purchase orders and preauthorized commitments to procure strategic components based on our expected demand are placed with our primary third-party contract manufacturer and a semiconductor supplier. We have an obligation to purchase inventories that have been purchased by the contract manufacturer when components have not been consumed within a period defined in the terms of our agreement. While we expect such purchased components to be used in future production of our finished goods, these components are considered in our reserve estimate for excess and obsolete inventory. Furthermore, we accrue for losses on commitments for the future purchase on non-cancelable and non- returnable components from this contract manufacturer at the time that circumstances, such as changes in demand, indicated that the value of the components many not be recoverable, the loss is probable and management has the ability to reasonably estimate the amount of the loss. As of March 31, 2025 and December 31, 2024, the liability balance of our accrued loss on accrued purchase commitments equaled $0.6 million.

Off Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with Blaize is a party, under which it has any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Currently we do not engage in off-balance sheet financing arrangements.

Emerging Growth Company and Smaller Reporting Company Status

Blaize is an emerging growth company (“EGC”) as defined in the JOBS Act. The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they apply to private companies. We have elected to use this extended transition period to enable it to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an EGC, we intend to rely on such exemptions, it is not required to, among other things: (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd- Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

Blaize will remain an EGC under the JOBS Act until the earliest of (i) the last day of its first fiscal year following the fifth anniversary of the closing of BurTech’s initial public offering, (ii) the last date of our fiscal year in which it has total annual gross revenue of at least $1.235 billion, (iii) the date on which it is deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (iv) the date on which it have issued more than $1.0 billion in non- convertible debt securities during the previous three-years.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the applicable periods. We evaluate our estimates, assumptions and judgments on an ongoing basis. Our estimates, assumptions and judgments are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our condensed consolidated financial statements, which, in turn, could change the results from those reported.

See Note 2 to our condensed consolidated financial statements included in this Form 10-Q for a description of the significant accounting policies that we use to prepare our condensed consolidated financial statements.

Recent Accounting Pronouncements

We have considered recently issued accounting pronouncements and are currently evaluating the impact the adoption of such pronouncements will have on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our operations expose us to a variety of market risks. We monitor and manage these financial exposures as an integral part of our overall risk management program.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk by virtue of our international operations. This risk arises because we use different currencies to recognize revenue and pay operating expenses. We derived 100% and 61% of our revenue for the three months ended March 31, 2025 and 2024, respectively, from operations outside of the United States. Our strategy for managing foreign currency risk relies on efforts to negotiate customer contracts to receive payment in the same currency used to pay expenses or, in some cases, we have historically entered into foreign currency exchange rate fluctuation provisions in our contracts with our customers. The exchange rate fluctuation provisions may result in increases or decreases in revenue or operating income in periods of significant exchange rate volatility when such exchange rates increase over a stated exchange rate or dollar threshold in the contract with a customer.

Our reporting and functional currency is the United Stated dollar (“U.S. dollar”). We are primarily exposed to movements in foreign currencies, predominately in the Indian rupee, British pound, and the Philippine peso, which are the local currencies of our foreign subsidiaries whose functional currency is also the US dollar. We are also exposed to movements in the Japanese Yen.

Changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the remeasurement of our foreign subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. For the three months ended March 31, 2025 and 2024, the gain on foreign exchange transactions was not material.

Credit Risk

Our cash accounts in financial institutions may at times exceed the Federal Depository Insurance coverage of $250,000.

We are exposed to credit risk in the event of nonpayment by customers up to the amounts recorded on the consolidated balance sheets. We manage our accounts receivable credit risk through ongoing credit evaluation of its customers’ financial conditions. We establish an allowance for credit losses as the estimate of the amount of probable credit losses in the Company’s existing accounts receivable. We determine that allowance based upon a review of each receivable and all known factors that could affect collectability. These factors include but are not limited to a customer’s past payment performance, customer financial condition, general economic or industry conditions and disputes regarding the invoiced amount or regarding the product or service rendered. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for credit losses was $0.4 million as of March 31, 2025 and December 31, 2024.

As of March 31, 2025, one customer accounted for approximately 95% of our total accounts receivable. As of December 31, 2024, one customer accounted for approximately 98% of our total accounts receivable.

Historically, a relatively small number of customers have accounted for a significant portion of our revenue. For the three months ended March 31, 2025, one customer accounted for approximately 95% of our revenue. For the three months ended March 31, 2024, two customers, both related parties, accounted for approximately 100% of our revenue.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer (our Chief Executive Officer) and Principal Financial and Accounting Officer (our Chief Financial Officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Prior to the Merger, when preparing the financial statements for the years ended December 31, 2024, BurTech Acquisition Corp. (“BurTech”) identified a material weakness in internal control over financial reporting. As of December 31, 2024, Blaize, Inc. (“Legacy Blaize”) did not identify any material weaknesses in internal control over financial reporting. As of March 31, 2025, the material weaknesses of the combined entity have not been remediated by the Company. Solely due to these material weaknesses, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective in providing reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms as of March 31, 2025.

Changes in Internal Control over Financial Reporting

In connection with our ongoing remediation efforts and the continued monitoring and maintenance of our control procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, we continue to review, test, and improve the operation of our internal controls. Other than changes relating to ongoing remediation steps, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. See Note 14 of the Notes to the Condensed Consolidated Financial Statements in Item 1. Financial Statements (unaudited) of Part I of this Quarterly Report, which is incorporated by reference in this Item 1, for additional information regarding Jefferies LLC vs. Blaize Holdings, Inc. Except as described by the foregoing, we are not currently a party to any litigation or legal proceedings that, in the opinion of our management, may have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Other than the risk factors listed below, there have been no material changes from the risk factors previously described under Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 15, 2025.

Risks Related to our Business and Industry

We depend on third-party manufacturers, including Samsung Foundry and Plexus, for producing our products, and in the event of a disruption in our supply chain, any efforts to develop alternative supply sources may not be successful or may take longer to take effect than anticipated.

As a fabless company, Blaize does not manufacture its own semiconductor or System-on-a-Chip (“SoC”) products and currently relies on third-party manufacturers, including Samsung Foundry and Plexus, to produce our products. Additionally, Blaize has a design, manufacturing and sales agreement with VeriSilicon, Inc. (“VeriSilicon”) that provides Blaize with design expertise, support and assistance, and certain deliverables, prototypes, products and services from VeriSilicon. Blaize cannot be sure that these manufacturers will remain in business, or that they will not be purchased by one of Blaize’s competitors or another company that is not interested in continuing to produce these products for Blaize’s intended purpose. Our reliance on these third-party manufacturers subjects us to a number of risks that include, among other things:

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
•
interruptions, shortages, delivery delays and potential discontinuation of supply as a result of reasons outside Blaize’s control;
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

We cannot predict what additional actions, if any, may be taken with respect to tariffs or trade relations between the United States and China, what products may be subject to such actions, or what actions may be taken by the China in retaliation. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our supply chain and access to equipment, our costs and our product margins. The additional tariffs imposed on components or equipment that we source from China will increase our costs and could have an adverse impact on our operating results and financial conditions in future periods. Blaize's supply chain and product assembly is global in nature. While most of the goods movement, including imports and exports, required to manufacture and test Blaize products are restricted to Asian countries, there are certain components that must enter or exit the US. Those components are at the highest risk of being affected by the aforementioned changes, and in turn disrupting the supply chain and Blaize's products pipeline.

Item 2. Unregistered Sales of Equity and Use of Proceeds.

(a)
Recent Sales of Unregistered Securities

On February 10, 2025, in connection with that certain Letter Agreement (the “Roth Letter Agreement”), dated December 23, 2024, by and between the Company and Roth Capital Partners, LLC (“Roth”), the Company issued approximately 63,157 shares of Common Stock to Roth in a private placement under the Securities Act. Further, on February 10, 2025, in connection with that certain Letter Agreement, dated January 13, 2025, by and between Legacy Blaize and Craig-Hallum Capital Group LLC and its affiliates (“Craig-Hallum”), the Company issued (i) 31,792 shares of Common Stock to Craig-Hallum and (ii) warrants exercisable for up to 50,000 shares of Common Stock at a price of $11.50 per share (the “CMA Warrants”), in each case, in a private placement under the Securities Act.

(b)
Use of Proceeds

None.

(c)
Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c)
Insider Adoption or Termination of Trading Arrangements

No director or officer adopted or terminated a trading arrangement for the purchase of Company securities for the quarterly period ended March 31, 2025 that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement”, or (2) a “non-Rule” 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report:

		Incorporated by Reference
Exhibit No.	Description	Schedule/ Form	Exhibit Reference	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of Blaize Holdings, Inc.	8-K	3.1	1/17/2025
3.2	Amended and Restated Bylaws of Blaize Holdings, Inc.	8-K	3.2	1/17/2025
4.1	Registration Rights Agreement, dated as of January 13, 2025, by and among the Company and certain stockholders of Legacy Blaize named therein.	8-K	10.11	1/17/2025
4.2	Amended and Restated Registration Rights Agreement, dated as of January 13, 2025, by and among the Company, certain stockholders of BurTech named therein and certain stockholders of Legacy Blaize named therein.	8-K	10.1	1/17/2025
10.1	Form of Indemnification Agreement.	8-K	10.3	1/17/2025
10.2	Form of PIPE Subscription Agreement	8-K	10.1	1/8/2025
10.3	Stockholder Lock-Up Agreement, dated as of January 13, 2025, by and among the Company and certain stockholders of Legacy Blaize named therein.	8-K	10.12	1/17/2025
10.4	Noteholder Lock-Up Agreement, dated as of January 13, 2025, by and among the Company and certain securityholders of Legacy Blaize named therein.	8-K	10.13	1/17/2025
10.5	Secured Promissory Note and Pledge Agreement, dated as of January 13, 2025, by and among BurTech LP LLC and BurTech.	8-K	10.14	1/17/2025
10.6	Letter Agreement, dated as of January 13, 2025, by and among BurTech, Merger Sub, Blaize and Burkhan BurTech LP LLC and Blaize.	8-K	10.15	1/17/2025
10.7*	Amended and Restated Blaize Holdings, Inc. Non-Employee Director Compensation Program.
10.8	Form of Stock Option Grant Agreement (Contingent Exercise) and Grant Notice under the Blaize, Inc. Amended and Restated 2011 Stock Plan.	8-K	10.22	1/17/2025
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLAIZE HOLDINGS, INC.

Date: May 14, 2025	By:	/s/ Dinakar Munagala
Dinakar Munagala
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

Date: May 14, 2025	By:	/s/ Harminder Sehmi
Harminder Sehmi
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)