Form 10-Q
period 2025-06-30
Blaize Holdings, Inc.
filed 2025-08-14
CIK 1871638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 6, 2025, the registrant had 102,620,190 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) of Blaize Holdings, Inc. (“Blaize,” “we,” “our,” or “us,”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future events or future performance and include, without limitation, statements concerning our business strategy, future revenues, market growth, capital requirements, product introductions, expansion plans and the adequacy of our funding. Other statements contained in this Quarterly Report that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continue,” “might,” “possible,” “potential,” “predict,” “project,” “goal,” “would,” “commit” and other stylistic variants denoting forward-looking statements.

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

The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: changes in domestic and foreign business, market, financial, political and legal conditions; the expected benefits of the Business Combination, as defined in Note 2 included in Item 1. of Part I. of this Quarterly Report, are not obtained; the ability to meet stock exchange listing standards following the consummation of the Business Combination; the risk that the Business Combination disrupts current plans and operations of Blaize as a result of the consummation of the Business Combination; failure to realize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability of the combined company to grow and manage growth profitably, maintain relationships with customers and suppliers and retain its management and key employees; costs related to the Business Combination; changes in applicable law or regulations; the outcome of any legal proceedings that may be instituted against Blaize; the effects of competition on Blaize’s future business; the ability of the combined company to issue equity or equity-linked securities or obtain debt financing; the enforceability of Blaize intellectual property rights, including its copyrights, patents, trademarks and trade secrets, and the potential infringement on the intellectual property rights of others; risks related to human capital; risks related to cybersecurity and data privacy; the outcome of any government and regulatory proceedings and investigations and inquiries; and those factors in the other documents filed by Blaize from time to time with the U.S. Securities and Exchange Commission (“SEC”). The discussion in this Quarterly Report should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1. of Part I. of this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BLAIZE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of June 30,	As of December 31,
(Amounts in thousands, except shares and per share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$28,588	$50,237
Funds held in escrow	503	—
Accounts receivable, net	1,310	55
Accounts receivable - related party, net (Note 15)	1,841	—
Inventories	8,234	8,561
Prepaid expenses and other current assets	6,937	14,837
Total current assets	47,413	73,690
Property and equipment, net	1,603	2,081
Deferred income tax assets	2,210	2,157
Operating lease right-of-use assets	1,463	1,773
Other assets	1,139	815
Total assets	$53,828	$80,516

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$16,533	$7,904
Accrued expenses and other current liabilities	13,417	11,996
Accrued loss on purchase commitments	601	603
Accrued compensation	1,850	1,613
Income tax payable	2,352	2,109
Operating lease liabilities, current	502	578
Working capital loan (Note 8)	1,500	—
Advances from related party (Note 8)	2,857	—
Warrant liabilities, current	—	14,711
Convertible notes, current	—	148,629
Total current liabilities	39,612	188,143
Operating lease liabilities	928	1,166
Earnout share liabilities	16,764	—
Other liabilities	1,334	1,670
Total liabilities	58,638	190,979
Commitments and contingencies (Note 14)

Stockholders' deficit:
Common stock - $0.0001 par value; 600,000,000 and 136,562,809 shares authorized as of June 30, 2025 and December 31, 2024, respectively, 98,881,933 and 48,376,052 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	10	5
Additional paid-in capital	610,335	318,783
Shareholder note receivable	(8,554)	—
Accumulated deficit	(606,601)	(429,251)
Total stockholders' deficit	(4,810)	(110,463)
Total liabilities and stockholders' deficit	$53,828	$80,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLAIZE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except shares and per share amounts)	2025	2024	2025	2024
Revenue
Hardware revenue	$57	$2	$1,064	$5
Software revenue	300	—	300	—
Hardware revenue - related party (Note 15)	1,362	—	1,362	—
Software revenue - related party (Note 15)	263	—	263	—
Engineering services revenue - related party (Note 15)	—	221	—	767
Total revenue	1,982	223	2,989	772

Costs and expenses
Cost of revenue (exclusive of depreciation and amortization)	804	257	1,131	563
Research and development	9,613	5,872	22,731	9,966
Selling, general and administrative	12,992	5,004	26,349	8,992
Depreciation and amortization	456	184	647	437
Transaction costs	—	41	12,035	86
Total operating expenses	23,865	11,358	62,893	20,044
Loss from operations	(21,883)	(11,135)	(59,904)	(19,272)

Other expense, net
Debt financing charge on convertible notes	—	(464)	—	(464)
Loss on foreign exchange transactions	(37)	(44)	(66)	(93)
Change in fair value of convertible notes	—	(5,872)	(165,703)	(10,523)
Change in fair value of warrant liabilities	—	4,860	(60,345)	1,345
Change in fair value of earnout share liabilities	(7,257)	—	109,261	—
Change in fair value of unissued shares	(300)	—	(300)	—
Other, net	(73)	633	(92)	404
Total other expense, net	(7,667)	(887)	(117,245)	(9,331)
Loss before income taxes	(29,550)	(12,022)	(177,149)	(28,603)

Provision for income taxes	39	131	201	293
Net loss	$(29,589)	$(12,153)	$(177,350)	$(28,896)
Net loss per share - basic and diluted	$(0.28)	$(0.89)	$(1.80)	$(2.12)
Weighted average number of shares outstanding - basic and diluted	104,588,373	13,623,106	98,374,632	13,618,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLAIZE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Redeemable Convertible		Common Stock Subject		Stockholder's Equity/(Deficit)
	Preferred Stock		to Possible Redemption		Common Stock		Treasury Stock		Additional	Shareholder Note	Accumulated	Total Stockholders
(Amounts in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Deficit
Balance as of December 31, 2024	34,712,525	$173,347	—	$—	13,663,527	$—	96,887	$—	$145,441	$—	$(429,251)	$(283,810)
Retroactive application of recapitalization	(34,712,525)	(173,347)	—	—	34,712,525	5	(96,887)	—	173,342	—	—	173,347
Adjusted balance - beginning of period	—	—	—	—	48,376,052	5	—	—	318,783	—	(429,251)	(110,463)
Conversion of convertible notes	—	—	—	—	31,433,259	3	—	—	314,331	—	—	314,334
Net exercise of warrants	—	—	—	—	7,505,657	1	—	—	75,056	—	—	75,057
Merger and PIPE financing	—	—	2,854,242	33,061	11,408,957	1	—	—	(117,411)	(8,754)	—	(126,164)
Payment of Shareholder note receivable	—	—	—	—	—	—	—	—	—	200	—	200
Issuance of common stock to advisors	—	—	—	—	104,255	—	—	—	300	—	—	300
Issuance of common stock warrants	—	—	—	—	—	—	—	—	167	—	—	167
Increase in redemption value	—	—	—	603	—	—	—	—	—	—	—	—
Redemption of common stock subject to possible redemption	—	—	(2,800,489)	(33,157)	—	—	—	—	—	—	—	—
Lapse of redemption	—	—	(53,753)	(507)	53,753	—	—	—	503	—	—	503
Stock-based compensation	—	—	—	—	—	—	—	—	18,606	—	—	18,606
Net loss	—	—	—	—	—	—	—	—	—	—	(177,350)	(177,350)
Balance as of June 30, 2025	—	$—	—	$—	98,881,933	$10	—	$—	$610,335	$(8,554)	$(606,601)	$(4,810)

	Redeemable Convertible		Common Stock Subject		Stockholder's Deficit
	Preferred Stock		to Possible Redemption		Common Stock		Treasury Stock		Additional	Shareholder Note	Accumulated	Total Stockholders'
(Amounts in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Deficit
Balance as of December 31, 2023	34,712,525	$173,347	—	$—	13,613,269	$—	96,887	$—	$141,496	$—	$(368,056)	$(226,560)
Retroactive application of recapitalization	(34,712,525)	(173,347)	—	—	34,712,525	5	(96,887)	—	173,342	—	—	173,347
Adjusted balance - beginning of period	—	—	—	—	48,325,794	5	—	—	314,838	—	(368,056)	(53,213)
Exercise of stock options	—	—	—	—	20,437	—	—	—	42	—	—	42
Stock-based compensation	—	—	—	—	—	—	—	—	683	—	—	683
Net loss	—	—	—	—	—	—	—	—	—	—	(28,896)	(28,896)
Balance as of June 30, 2024	—	$—	—	$—	48,346,231	$5	—	$—	$315,563	$—	$(396,952)	$(81,384)

The accompanying notes are an integral part of these condensed consolidated financial statements

BLAIZE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Redeemable Convertible		Common Stock Subject		Stockholder's Equity/(Deficit)
	Preferred Stock		to Possible Redemption		Common Stock		Treasury Stock		Additional	Shareholder Note	Accumulated	Total Stockholders
(Amounts in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Deficit
Balance as of March 31, 2025	—	$—	2,854,242	$33,061	98,818,874	$10	—	$—	$602,266	$(8,554)	$(577,012)	$16,710
Issuance of common stock to advisors	—	—	—	—	9,306	—	—	—	—	—	—	—
Increase in redemption value	—	—	—	603	—	—	—	—	—	—	—	—
Redemption of common stock subject to possible redemption	—	—	(2,800,489)	(33,157)	—	—	—	—	—	—	—	—
Lapse of redemption	—	—	(53,753)	(507)	53,753	—	—	—	503	—	—	503
Stock-based compensation	—	—	—	—	—	—	—	—	7,566	—	—	7,566
Net loss	—	—	—	—	—	—	—	—	—	—	(29,589)	(29,589)
Balance as of June 30, 2025	—	$—	—	$—	98,881,933	$10	—	$—	$610,335	$(8,554)	$(606,601)	$(4,810)

	Redeemable Convertible		Common Stock Subject		Stockholder's Deficit
	Preferred Stock		to Possible Redemption		Common Stock		Treasury Stock		Additional	Shareholder Note	Accumulated	Total Stockholders'
(Amounts in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Deficit
Balance as of March 31, 2024	34,712,525	$173,347	—	$—	13,613,269	$—	96,887	$—	$141,833	$—	$(384,799)	$(242,966)
Retroactive application of recapitalization	(34,712,525)	(173,347)	—	—	34,712,525	5	(96,887)	—	173,342	—	—	173,347
Adjusted balance - beginning of period	—	—	—	—	48,325,794	5	—	—	315,175	—	(384,799)	(69,619)
Exercise of stock options	—	—	—	—	20,437	—	—	—	42	—	—	42
Stock-based compensation	—	—	—	—	—	—	—	—	346	—	—	346
Net loss	—	—	—	—	—	—	—	—	—	—	(12,153)	(12,153)
Balance as of June 30, 2024	—	$—	—	$—	48,346,231	$5	—	$—	$315,563	$—	$(396,952)	$(81,384)

The accompanying notes are an integral part of these condensed consolidated financial statements

BLAIZE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Amounts in thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(177,350)	$(28,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	647	437
Noncash lease expense	310	304
Debt financing charge on convertible notes	—	464
Stock-based compensation	18,606	683
Credit loss expense	—	10
Deferred income taxes	(53)	29
Change in fair value of unissued shares	300	—
Change in fair value of earnout share liabilities	(109,261)	—
Change in fair value of convertible notes	165,703	10,523
Change in fair value of warrant liabilities	60,345	(1,345)
Other	43	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,255)	(1,731)
Accounts receivable - related party, net	(1,841)	(67)
Inventories	327	(1,947)
Prepaid expenses and other current assets	19,066	(210)
Other assets	(301)	192
Accounts payable and accrued liabilities	(6,964)	894
Operating lease liabilities	(314)	(279)
Income taxes payable	(280)	180
Accrued loss on purchase commitments	(2)	(1,889)
Accrued compensation	237	1,388
Other liabilities	(336)	(366)
Net cash used in operating activities	(32,373)	(21,626)
Cash flows from investing activities:
Purchases of property and equipment	(681)	(81)
Net cash used in investing activities	(681)	(81)
Cash flows from financing activities:
Merger and PIPE financing, net of transaction costs	15,874	—
Payment of deferred offering costs	(4,332)	(152)
Repayment of advances to related party	(114)	—
Repayment of short term demand notes	—	(4,750)
Proceeds from exercise of stock options	—	42
Proceeds from convertible notes	—	110,718
Net cash provided by financing activities	11,428	105,858
Net change in cash, cash equivalents and restricted cash	(21,626)	84,151
Cash, cash equivalents and restricted cash at beginning of period	50,488	3,213
Cash, cash equivalents and restricted cash at end of period	$28,862	$87,364
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$28,588	$87,364
Restricted cash (included within other assets)	274	—
Total cash, cash equivalents and restricted cash	$28,862	$87,364
Supplemental cash flow disclosures:
Cash paid for income taxes	$438	$120
Cash paid for interest	—	245
Supplemental non-cash disclosures:
Property and equipment acquired in accounts payable and accrued expenses and other current liabilities	—	909
Capitalized deferred offering costs included in accounts payable and accrued expenses and other current liabilities	380	1,631
Issuance of warrants with convertible notes	—	4,816
Conversion of convertible notes to common stock	314,334	—
Net exercise of warrants for common stock	75,056	—
Issuance of warrants for professional services	167	—
Issuance of common stock for shareholder note receivable	8,754	—
Redemption of common shares with cash held in escrow	33,157	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Organization and Description of Business

Organization

Blaize Holdings, Inc. (together with its subsidiaries, the “Company,” “Blaize,” “we,” “our,” “us,” or the “registrant,”) is headquartered in El Dorado Hills, California, and consists of three separate operating entities: Blaize, Inc. (United States of America), Blaize New Computing Technologies India Private Limited (India), and Blaize U.K. LTD (England).

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

In November 2023, Blaize entered into a Memorandum of Understanding with a United Arab Emirates (“UAE”) based third-party investment entity to establish a cooperative framework for both entities to discuss and explore commercial and technical collaboration in the UAE. The collaboration is intended to be operationalized through a newly created entity, Blaize Artificial Intelligence Middle East, LLC, in which the Company has 35% ownership. As of June 30, 2025, there has not been an operating agreement executed between the Company and the holder of the 65% interest that would make us the primary beneficiary of this new legal entity. The newly established entity has incurred insignificant expenses since its incorporation. As of June 30, 2025, the Company no longer plans to move forward with the collaboration and intends to dissolve the relationship.

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

Merger and Reverse Recapitalization

On January 13, 2025 (the “Closing Date”), the Company consummated the transactions (the “Merger”) contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 22, 2023 (as amended on April 22, 2024, October 24, 2024 and November 21, 2024), with BurTech Acquisition Corp. (“BurTech”), BurTech Merger Sub, Inc. (“Merger Sub”), Blaize, Inc. (“Legacy Blaize”), and for the limited purposes set forth therein, Burkhan Capital LLC (“Burkhan”), a Delaware limited liability company and an affiliate of BurTech. On the Closing Date, Merger Sub merged with and into Legacy Blaize, with Legacy Blaize, surviving the Merger as a wholly owned subsidiary of the Company (together with the other transactions contemplated by the Merger Agreement, the “Business Combination”).

Concurrent with the Merger, BurTech was renamed Blaize Holdings, Inc. Beginning on January 14, 2025, Blaize’s common stock and warrants trade on Nasdaq under the ticker symbols “BZAI” and “BZAIW”, respectively (see Note 3).

Accounting for the Merger

The Merger is accounted for as a reverse recapitalization, with BurTech treated as the acquired company and Legacy Blaize treated as the acquirer for financial reporting purposes. This accounting treatment is equivalent to Legacy Blaize issuing stock for the net assets of BurTech, accompanied by a recapitalization whereby no goodwill or other intangible assets are recorded. Operations prior to the Merger are those of Legacy Blaize. For periods prior to the Merger, the reported share and per share amounts have been retroactively converted (“Retroactive Conversion”) by applying the Exchange Ratio. Legacy Blaize shareholders were issued 87,314,968 shares of common stock.

Prior to the Merger, BurTech LP, LLC was the sponsor (the “Sponsor”, “BurTech LP”) of BurTech and with the close of the Merger, BurTech LP and its affiliated entities have remained a significant shareholder in Blaize.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

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

Since the inception of the Company and through June 30, 2025, the Company has funded its operations primarily with cash flows from contributions from founders or other investors and other financing activities. The Company has incurred recurring losses and negative cash flows since its inception, including net losses of $177.4 million and $28.9 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had cash and cash equivalents of approximately $28.6 million, and an accumulated deficit of $606.6 million.

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

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

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

As of June 30, 2025 and December 31, 2024, the Company had cash and cash equivalents balances, inclusive of funds held in escrow, in excess of domestic and international insurance limits of approximately $27.9 million and $49.3 million, respectively.

As of June 30, 2025, the Company held $23.3 million in mutual funds and less than $0.1 million in U.S. Government money market funds, while as of December 31, 2024, the Company held $30.6 million in U.S. Government treasury securities, $9.2 million in U.S. Government money market funds, and $5.1 million in mutual funds (see Note 5).

Restricted Cash

Restricted cash represents cash balances held as security deposits related to international payment services. As of June 30, 2025 and December 31, 2024, restricted cash of $0.3 million was included within other assets on the condensed consolidated balance sheets.

Funds Held in Escrow

As of June 30, 2025, the Company held $0.5 million of cash in an interest-earning escrow account pursuant to certain non-redemption agreements entered into with several unaffiliated stockholders of the Company, whereby amounts are required to be held in a separate account at the Closing of the Merger and held until such time that certain non-redeemed shares are either sold in the open market and/or put to the Company. The funds in escrow approximate $11.57 per non-redeemed share (see Note 3).

Accounts Receivable, net

Accounts receivable, net is recorded at the invoiced amount and does not accrue interest. The allowance for credit losses is the Company’s estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines that allowance based upon a review of each receivable and all known factors that could affect collectability. These factors include but are not limited to a customer’s past payment performance, customer financial condition, general economic or industry conditions and disputes regarding the invoiced amount or the product or service rendered. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for credit losses was $0.4 million as of June 30, 2025 and December 31, 2024.

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

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

Deferred Offering Costs

Deferred offering costs consist of direct incremental legal, consulting and banking fees primarily relating to the Merger (see Note 3). The capitalized costs were fully expensed upon the consummation of the Merger within transaction costs on the condensed consolidated statement of operations during the six months ended June 30, 2025. As of June 30, 2025 and December 31, 2024, there were $0.4 million and $11.1 million, respectively, of capitalized deferred offering costs included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Impairment of Long-Lived Assets

Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the Company estimates the expected undiscounted future cash flows from the use of those assets and their eventual disposition (without any allocated debt financing charges). If the sum of the expected undiscounted future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. For the three and six months ended June 30, 2025 and 2024, the Company did not recognize any impairment expense related to its long-lived assets.

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

Legacy Blaize Warrant Liabilities

Prior to the consummation of the Merger, the Company had issued freestanding warrants in connection with certain of its convertible debt agreements and preferred stock issuances which were recorded as current liabilities on the condensed consolidated balance sheets at their estimated fair value. At initial recognition, the warrants were recorded at their estimated fair value calculated using the Black-Scholes-Merton (“Black-Scholes”) option pricing model (see Note 9). The liability associated with these warrants was subject to fair value remeasurement at each balance sheet date, with changes in fair value recorded in change in the fair value of warrant liabilities on the condensed consolidated statements of operations. The warrants were remeasured just prior to the date of the Merger and, upon the consummation of the Merger, the warrant liabilities were fully converted into shares of common stock.

Earnout Shares

In connection with the Merger, Legacy Blaize shareholders and outstanding equity award holders (including holders of stock options and restricted stock units (“RSUs”) are entitled to receive up to 15,000,000 shares of the Company’s Class A common stock (the “Earnout Shares”) (see Note 3). Earnout Shares issued to eligible Legacy Blaize equity holders are considered a compensatory award and are accounted for under ASC 718, Share-Based Compensation. Further these awards have been determined to be equity classified and accordingly will not be remeasured at each reporting date.

Burkhan has the right to receive up to an aggregate amount of 2,600,000 shares of Blaize common stock. Earnout Shares issued to Burkhan and all other equity holders not within the scope of ASC 718 in connection with consummation of the Merger, were evaluated by management under ASC 480, Distinguishing Liabilities from Equity (see Note 3). The Company determined that the Earnout Shares are freestanding and not liability classified under ASC 480. Subsequently, management evaluated whether the Earnout Shares represented a derivative instrument pursuant to ASC 815, Derivatives and Hedging. The Company concluded that the Earnout Shares under the arrangement resulted in liability classification pursuant to ASC 815-40. The liability for such Earnout Shares will be remeasured at each reporting date with changes in the fair value recorded to earnings on the condensed consolidated statements of operations.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

Legacy Blaize Redeemable Convertible Preferred Stock

Prior to the consummation of the Merger, the Company had (i) Series Seed Shadow Preferred Stock, (ii) Series A Shadow Preferred Stock, (iii) Series B Shadow Preferred Stock, (iv) Series C Shadow Preferred Stock, (v) Series D Shadow Preferred Stock, (vi) Series D Exchange Shadow Preferred Stock, (vii) Series D-1 Shadow Preferred Stock, (viii) Series D-1 Exchange Shadow Preferred Stock, and (ix) Series D-2 Shadow Preferred Stock, all outstanding. The Company’s redeemable convertible preferred stock had been classified outside of stockholders’ equity (deficit), as mezzanine equity, due to the redemption option of the preferred stock shareholders. The Company recorded redeemable convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The Company adjusted the carrying values of the redeemable convertible preferred stock, subsequent to the initial issuance date, to the redemption value of such shares because it was probable that the convertible preferred stock would become redeemable.

Upon the consummation of the Merger, all shares of redeemable convertible preferred stock outstanding were converted into shares of common stock (see Note 3). All shares of redeemable convertible preferred stock that were converted into shares of common stock were retroactively adjusted using the exchange ratio and reclassified into permanent equity as a result of the Merger.

Common Stock Subject to Possible Redemption

The Company accounts for common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 Distinguishing Liabilities from Equity. Certain common stock is held in escrow pursuant to Non-Redemption Agreements and feature certain redemption rights that are considered to be outside of the Company’s control and within the control of the holders (see Note 3). In June 2025, the Company redeemed 2,800,489 shares of common stock. As of June 30, 2025, no shares of common stock are subject to possible redemption.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company analyzed the warrants issued in BurTech's Initial Public Offering (“Public Warrants”), warrants included in the Private Placement Units (the “Private Warrants”), and warrants issued to advisor for services (the “Common Stock Warrants”) and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480. As of June 30, 2025, the Company's outstanding public warrants and private warrants met all the requirements for equity classification under ASC 815 and therefore were classified as equity. As of December 31, 2024, Legacy Blaize warrants were classified as liabilities, as described above.

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

Revenue from hardware product sales is recognized upon transfer of control of products to customers in an amount that reflects the consideration the Company expects to receive in exchange for the hardware. The Company offers unspecified upgrades and support on certain products, however, the related revenue has historically not been material.

Licenses for on-premises software provide the customer with a right to use the software as it exists when made available to the customer. Revenue from distinct on-premises licenses is recognized up-front at the point in time when the software is made available to the customer.

The Company’s license and development arrangements entail revenue from the licensing of its intellectual property (“IP”) and also include revenue from nonrecurring engineering development services to configure the Company’s IP and hardware to a customer’s needs. For each contract, the Company considers the promise to deliver a license that grants the customer the right to use the IP, as well as any professional services provided under the contract, as distinct performance obligations. The Company recognizes licensing revenue from such arrangements over the term of the arrangements and recognizes professional services over time as the services are provided. The Company measures progress to completion based on actual costs incurred to date as a percentage of the estimated total cost required to complete the project.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Balance as of beginning of period	$—	$2,645	$—	$1,100
Additions to deferred revenue(1)	35	1	35	1,729
Deferred revenue recognized	—	(184)	—	(367)
Balance as of end of period	$35	$2,462	$35	$2,462

(1) Additions to deferred revenue during the three and six months ended June 30, 2025 are from related parties (see Note 15).

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

The Company offers a standard assurance-type warranty to customers for hardware product sales.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

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

The Company also grants RSUs to employees and non-employee consultants, which vest upon the satisfaction of both a service-based condition and a liquidity event condition, as defined. The fair value of RSUs is determined based on the Company’s estimated fair value of common stock at the date of grant. Due to the Merger that occurred during the six months ended June 30, 2025, the Company recorded cumulative stock-based compensation using the accelerated attribution method for those RSUs for which the service condition was satisfied prior to the Merger, and will record the remaining unrecognized stock-based compensation over the remainder of the requisite service period (see Note 13).

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

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

Foreign Currency

The Company’s reporting and functional currency is the United States dollar (“USD”). The local currencies of its foreign subsidiaries are the Indian rupee and British pound, however, the functional currency of its foreign subsidiaries is also the USD. Monetary assets and liabilities denominated in currencies other than USD are remeasured into USD at current exchange rates and nonmonetary assets and liabilities are measured at historical exchange rates. Revenues, cost of revenues, and operating expenses are remeasured at the average exchange rates in effect during each reporting period. The resulting transaction gains or losses are recognized in other, net, in the condensed consolidated statements of operations. During the three and six months ended June 30, 2025 and 2024, foreign currency transaction gains and losses were immaterial.

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

As of June 30, 2025, two customers, one a related party (see Note 15), accounted for approximately 58% and 30% of the Company's accounts receivable. As of December 31, 2024, one customer accounted for approximately 98% of the Company’s accounts receivable.

Historically, a relatively small number of customers have accounted for a significant portion of the Company’s revenue. The following table presents the Company's significant customers:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Customer A (See Note 15)	*	99%	*	56%
Customer B (See Note 15)	*	*	*	43%
Customer C (See Note 15)	82%	*	54%	*
Customer D	15%	*	10%	*
Customer E	*	*	32%	*

* Defined as less than 10% for the period

Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to shares in undistributed earnings as if all income (loss) for the period had been distributed.

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common stock outstanding during the period, without consideration of potentially dilutive securities. Shares used in the calculation of basic net loss per common share includes vested but unissued shares underlying awards of restricted common stock and unissued shares of common stock that the Company is contractually obligated to issue. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common stock and potentially dilutive securities outstanding for the period. For purposes of this calculation, stock options and warrants have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive for all periods presented.

As the Merger has been accounted for as a reverse recapitalization, net loss per share was also retroactively adjusted for periods ended prior to the Merger and as such, the Company's only participating securities for the three and six months ended June 30, 2025 and 2024 are shares of the Company's common stock.

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

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances the transparency and decision usefulness of income tax disclosures. This guidance is effective for Blaize for the annual period ended December 31, 2025. The Company is currently evaluating the impact that the adoption of this ASU will have on the consolidated financial statements.

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

Non-Redemption Agreements

On December 31, 2024 and through January 13, 2025, BurTech, BurTech LP and Legacy Blaize entered into Non-Redemption Agreements with several unaffiliated stockholders of BurTech (each, an “Investor”) who agreed not to redeem (or validly rescind any redemption requests on) their shares of common stock (“Non-Redeemed Shares”). These Non-Redeemed Shares were exchanged for shares of the Company's common stock and are held in a separate escrow account. In exchange for the foregoing commitments not to redeem the Non-Redeemed Shares, the Company and BurTech LP agreed to guarantee that each Investor receives a return of $1.50 per Non-Redeemed Share above the initial $11.57 per share (for a total redemption value of $13.07 per Non-Redeemed Share) held in the related cash escrow account if the Investor sells the Non-Redeemed Shares in the open market. The funds in the related cash escrow account are sufficient to fulfill the Company’s redemption obligation under the Non-Redemption Agreement. Starting 90 days after the Closing Date through 180 days after the Closing Date, each Investor has the right to exercise a put option to receive $13.07 per Non-Redeemed Share. The Sponsor, and not the Company, is contractually obligated for the $1.50 per share above the $11.57 held in cash escrow as it relates to the put option. Accordingly, the Company did not recognize a non-redemption liability as of the Closing Date or June 30, 2025.

The following table reconciles the elements of the Merger to the condensed consolidated statement of cash flows and the condensed consolidated statement of stockholders’ equity (deficit) for the six months ended June 30, 2025:

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

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

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
•
If the Company's common stock price is greater than or equal to $17.50 per share, an additional 3,750,000 Earnout Shares will be issued; and
•
If the Company's common stock price is greater than or equal to $20.00 per share, an additional 3,750,000 Earnout Shares will be issued

Company employees entitled to receive Earnout Shares with respect to Blaize options and RSUs (“Employee Earnout Shares”) must provide service through the date the target is achieved and if an employee departs, the forfeited Employee Earnout Shares are reallocated to Legacy Blaize shareholders and the remaining pool equity award holders who received the right to the Earnout Shares on the Closing Date. The reallocated shares are considered a forfeiture of the original award and grant of a new award.

The estimated fair value of the Earnout Shares subject to ASC 718 was $82.9 million, assuming the service conditions are met and assuming no forfeitures. Each Triggering Event, as defined, is considered a market condition. The requisite service condition is the period of time it takes to achieve all four market conditions. As this is not explicitly stated in the earnout arrangement, the service period is implied from the expected period over which the shares are expected to achieve the market condition. Under this guidance, the award is measured at fair value at the grant (or issue) date using the Monte Carlo simulation model and expense is recognized over the derived service period of 5 years. During the three and six months ended June 30, 2025, the Company recorded $4.1 million and $7.6 million, respectively, in stock-based compensation expense related to the Employee Earnout Shares. During the three and six months ended June 30, 2025, 18,399 and 55,489 employee earnout shares, respectively, were forfeited due to employee terminations.

As of June 30, 2025, there was approximately $74.6 million of total unrecognized compensation cost related to the Employee Earnout Shares.

Note 4. Revenue

Disaggregation of Revenue

The following table presents the Company’s revenue information by customer geographical region:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
North America	$1,974	$221	$1,974	$436
Asia Pacific	6	—	966	333
Others	2	2	49	3
Total revenue	$1,982	$223	$2,989	$772

The following provides a disaggregation of revenue based on the method of revenue recognition:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Revenue recognized at a point in time	$1,982	$2	$2,989	$336
Revenue recognized over time	—	221	—	436
Total revenue	$1,982	$223	$2,989	$772

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

Note 5. Fair Value Measurements

The table below presents the Company's financial assets and liabilities measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy:

	As of June 30, 2025
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$23,310	$—	$—	$23,310
U.S. Government money market funds	40	—	—	40
Total assets, measured at fair value	$23,350	$—	$—	$23,350

Liabilities:
Unissued common stock liability	$2,340	$—	$—	$2,340
Earnout share liabilities	—	—	16,764	16,764
Total liabilities, measured at fair value	$2,340	$—	$16,764	$19,104

	As of December 31, 2024
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government treasury securities	$30,580	$—	$—	$30,580
U.S. Government money market funds	9,247	—	—	9,247
Mutual funds	5,067	—	—	5,067
Total assets, measured at fair value	$44,894	$—	$—	$44,894

Liabilities:
2023 convertible notes	$—	$—	$132,687	$132,687
Pay-to-Play convertible notes	—	—	15,942	15,942
Warrant liabilities	—	—	14,711	14,711
Total liabilities, measured at fair value	$—	$—	$163,340	$163,340

Level 1 instruments consisted of U.S. Government treasury securities, U.S. Government money market funds and mutual funds because they were valued using quoted prices in active markets and can be redeemed on any business days with an intermediary. The accrued liability associated with unissued shares of the Company's common stock due to advisors of the Company under service contracts is also included as a Level 1 instrument as it uses the Company's common stock price as of period end for remeasurement. The unissued common stock liability is included within accrued expenses and other current liabilities on the condensed consolidated balance sheet as of June 30, 2025.

Level 3 instruments consist of earnout share liabilities. The Company has elected to apply the fair value option to measure all historical convertible notes and warrant liabilities (see Notes 8 and 9) due to the nature of their embedded features.

Changes in the fair value measurement of Level 3 liabilities related to unrealized gains (losses) resulting from the remeasurement of our outstanding historical convertible notes and warrant liabilities (see Notes 8 and 9) and current earnout shares. The respective changes for remeasurement are reflected in the change in fair value of convertible notes, change in fair value of warrant liabilities and change in fair value of the earnout liabilities in the condensed consolidated statements of operations.

The change in the fair values of the Company's Level 3 liabilities during the three and six months ended June 30, 2025 and 2024, were as follows:

(Amounts in thousands)	Pay-to-Play Convertible Notes	2023 Convertible Notes	Warrant liabilities	Earnout share liabilities	Total
Balance as of December 31, 2024	$15,942	$132,687	$14,711	$—	$163,340
Issuance of earnout share awards	—	—	—	126,025	126,025
Change in estimated fair value	27,232	138,471	60,345	(109,261)	116,787
Conversion to common stock	(43,174)	(271,158)	(75,056)	—	(389,388)
Balance as of June 30, 2025	$—	$—	$—	$16,764	$16,764

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

(Amounts in thousands)	Pay-to-Play Convertible Notes	2023 Convertible Notes	Warrant liabilities	Earnout share liabilities	Total
Balance as of March 31, 2025	$—	$—	$—	$9,507	$9,507
Change in estimated fair value	—	—	—	7,257	7,257
Balance as of June 30, 2025	$—	$—	$—	$16,764	$16,764

(Amounts in thousands)	Pay-to-Play Convertible Notes	2023 Convertible Notes	Warrant liabilities	Earnout share liabilities	Total
Balance as of December 31, 2023	$14,641	$18,064	$3,730	$—	$36,435
Issuance of 2023 convertible notes and related warrants	—	105,902	4,816	—	110,718
Issuance of pre-funded common stock warrants	—	—	464	—	464
Change in estimated fair value	1,401	9,122	(1,345)	—	9,178
Balance as of June 30, 2024	$16,042	$133,088	$7,665	$—	$156,795

(Amounts in thousands)	Pay-to-Play Convertible Notes	2023 Convertible Notes	Warrant liabilities	Earnout share liabilities	Total
Balance as of March 31, 2024	$14,549	$33,398	$8,154	$—	$56,101
Issuance of 2023 convertible note warrants and related warrants	—	95,311	3,907	—	99,218
Issuance of pre-funded common stock warrants	—	—	464	—	464
Change in estimated fair value	1,493	4,379	(4,860)	—	1,012
Balance as of June 30, 2024	$16,042	$133,088	$7,665	$—	$156,795

The Company's convertible notes and related warrants outstanding as of December 31, 2024 were classified within level 3 of the fair value hierarchy because there was no active market for the liabilities or similar instruments.

There were no transfers between Level 1, Level 2, or Level 3 of the fair value hierarchy during the three and six months ended June 30, 2025 and 2024.

Upon the consummation of the Merger, all then outstanding convertible notes and warrant liabilities were converted into shares of common stock (see Note 3).

Note 6. Inventories

Inventories consist of the following:

	As of June 30,	As of December 31,
(Amounts in thousands)	2025	2024
Raw materials	$7,270	$7,410
Work in progress	776	1,064
Finished goods	188	87
Total inventories	$8,234	$8,561

Note 7. Income Taxes

The Company is subject to United States federal and state taxes as well as other foreign income taxes.

During the three and six months ended June 30, 2025, the Company recorded provision for income taxes of $39 thousand and $0.2 million, respectively, which represented effective tax rates of (0.1)%, respectively, while during the three and six months ended June 30, 2024, the Company recorded a provision for income taxes of $0.1 million and $0.3 million respectively, which represented effective tax rates of (1.1)% and (1.0)%, respectively. The effective income tax rates for the three and six months ended June 30, 2025 and 2024 are different from the U.S. federal statutory rate of 21.0% due to the valuation allowance.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The Company is in the process of evaluating the impact of OBBBA on our condensed consolidated financial statements. Any results of such evaluations will be reflected in the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

Note 8. Convertible Notes and Demand Notes

Pay-to-Play Convertible Notes

In December 2022, in connection with the Company’s 2022 Pay-to-Play (“P2P”) transaction (the “P2P Transaction”), the Company entered into a Note Purchase and Exchange Agreement (“2022 P2P NPA”) with a group of lenders (each, a “Lender” and collectively, the “Lenders”). In January and February of 2023, the Company received $9.3 million in proceeds from the issuance of P2P Notes. Amounts received in 2022 and 2023 are referred to collectively as the “P2P Notes” (see Note 15). Pursuant to the 2022 P2P NPA, each Lender will pay the Company an agreed upon amount (“Consideration”) in return for one or more promissory notes. The P2P Notes had an initial 24-month term from the date of the 2022 P2P NPA, which is December 9, 2024.

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

Under the terms of the 2022 P2P NPA, any existing investor that purchased any P2P Note received the right to exchange the common stock held following the November 30, 2022 conversion event, for a number of shares of shadow preferred stock mirroring the respective classes of preferred stock held prior to the conversion (the “Pull-Through Exchange”), however, all Senior Series D shareholders received an automatic pull-through of their converted common stock into their respective Senior Series D Shadow preferred stock regardless of whether they invested in a P2P Note. The exchange was calculated using a defined “Exchange Formula” based on the existing investor’s amount of investment in the P2P Note in relation to the designated pro-rata share portion of the Insider Amount. To the extent that an eligible existing investor purchases P2P Notes representing less than its pro rata portion of the Insider Amount, such investor's converted common stock remains as converted common stock for that portion equal to the shortfall in its pro-rata contribution. Additionally, investors in the P2P Notes also received warrants (the “P2P Warrants”) whose total exercise price is determined based on the timing of investment as well as the level of investor participation vis-à-vis each investor’s designated pro-rata portion.

In November 2023, the Company entered into an Exchange Agreement with eligible common shareholders, as defined, whereby each participating eligible common shareholder received a P2P Note, subject to the same terms as existing P2P Notes with the exception that the P2P Notes issued to these common shareholders did not include the right to receive P2P Warrants. Proceeds received under the Offering totaled $0.1 million.

Upon the consummation of the Merger, as provided by the terms of the P2P notes, the outstanding P2P Notes were converted, at the discretion of the holders, to shares of common stock (see Note 3).

2023 Convertible Notes

From July 2023 through November 2023, the Company raised $12.3 million in convertible notes (the “2023 Convertible Notes”) under the note purchase agreement dated July 3, 2023, as amended on August 1, 2023, to refine the valuation cap definition (the “2023 NPA”). The 2023 Convertible Notes accrued interest at 10.0% per annum.

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

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

Of the $110.7 million in proceeds received during the year ended December 31, 2024, $11.5 million was received from BurTech (see Note 1), $2.4 million from miscellaneous parties, and $96.8 million from a separate third-party group of investors (the “RT Parties”) in connection with an agreement to provide convertible note financing of up to $125.0 million (the “Blaize Note Financing Agreement”). Under this separate agreement, the RT Parties and their transferees or distributees were not required to execute any lock-up or similar agreement restricting transfer or disposition of all shares of Blaize's common stock issuable upon the conversion of the notes, all Company shares issuable upon the exercise of warrants issued to the RT Parties, and all securities of Blaize to be issued to the RT Parties upon the consummation of the Merger.

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

Upfront costs and fees related to items for which the fair value option is elected must be recognized immediately. As such, issuance costs (warrants) and fees associated with the convertible notes were recognized in earnings in the years that they were issued.

One investor who purchased a 2023 Convertible Note also received an RSU grant for a total of 6,000,000 RSUs (see Note 15), which vested in full in the year ended December 31, 2023.

Upon the consummation of the Merger, as provided by the terms of the 2023 Convertible Note Agreement, the outstanding 2023 Convertible Notes were converted, at the discretion of the holders, to shares of common stock (see Note 3). The warrants issued in conjunction with the 2023 Convertible Notes were not exercised.

Working Capital Loan

On February 1, 2023, BurTech issued an unsecured convertible promissory note to BurTech LP (the “Working Capital Loan”), pursuant to which it borrowed $1.5 million for general corporate purposes. Such loan may, at BurTech LP’s discretion, be converted into shares of common stock, the number of shares of which will be determined by dividing the sum of the outstanding principal amount by $10.00. The Working Capital Loan will not bear interest and will be repayable, if not converted or repaid on the effective date of the Merger. The maturity date of the Working Capital Loan may be accelerated upon the occurrence of an event of default (as defined under the Working Capital Loan). As of June 30, 2025 and December 31, 2024, the Company had outstanding Working Capital Loans of $1.5 million and zero, respectively.

Advances from Related Party

On January 13, 2025, BurTech LP provided working capital and extension deposits on behalf of BurTech. These amounts are reflected on the condensed consolidated balance sheets as advances from related party. These advances are non-interest bearing and payable on demand. As of June 30, 2025 and December 31, 2024, the Company had outstanding advances from the related party in the amount of $2.9 million and zero, respectively.

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

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

Immediately prior to the closing of the Merger, all outstanding legacy warrants net exercised, and were automatically converted into shares of common stock.

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

The Private Warrants, as well as any warrants underlying additional units we issue to BurTech, officers, directors, initial stockholders or their affiliates in payment of working capital loans made to the Company, will be identical to the warrants underlying the units offered in the initial public offering, except they will not be transferable, assignable or saleable until 30 days after the consummation of the Merger.

Common Stock Warrants

In February 2025, the Company issued 50,000 common stock warrants to advisors as compensation for services rendered. The warrants have a five-year term and a strike price of $11.50 per common stock share. The warrants were fair valued as of the date of issuance and recognized as an increase in additional paid-in-capital. The compensation expense recognized during the three and six months ended June 30, 2025 was approximately $42 thousand and $54 thousand, respectively.

The assumptions used in the Black-Scholes option pricing model to fair value the common stock warrants issued in February 2025 were as follows:

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

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

The components of the net lease cost reflected in the Company’s condensed consolidated statements of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Operating	$206	$140	$406	$344
Short-term	5	10	10	20
Total lease costs	$211	$150	$416	$364

As of June 30, 2025, the Company’s operating leases had a weighted average remaining lease term of 3.0 years and a weighted average discount rate related to the Company’s right-of-use (“ROU”) assets and lease liabilities of 10.0%. As of December 31, 2024, the Company’s operating leases had a weighted average remaining lease term of 3.2 years and a weighted average discount rate related to the Company’s right-of-use assets and lease liabilities of 9.9%.

Supplemental information related to operating leases was as follows:

	Six Months Ended June 30,
(Amounts in thousands)	2025	2024
Supplementary cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$338	$384

Future minimum lease payments under the Company’s non-cancelable operating leases are as follows:

(Amounts in thousands)	As of June 30, 2025
2025	$319
2026	537
2027	424
2028	360
2029	15
Total future lease payments	1,655
Less: Imputed interest	(225)
Present value of net future minimum lease payments	1,430
Less: Operating lease liabilities, current	(502)
Total operating lease liabilities, non-current	$928

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

Note 12. Common Stock

Common Stock

As of June 30, 2025 and December 31, 2024, there were 600,000,000 and 136,562,809 shares of common stock authorized, respectively, and 98,881,933 and 48,376,052 shares issued and outstanding, respectively.

Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the priority rights of holders of all series of Preferred Stock outstanding. Holders of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

Shares of common stock reserved for issuance are as follows:

	As of June 30,	As of December 31,
	2025	2024
Public warrants	28,750,000	—
Private warrants	898,250	—
Common stock warrants	50,000	—
Earnout shares	17,600,000	—
Unissued shares of common stock(1)	769,231	—
Incentive stock options and restricted stock units	39,959,756	31,991,752
Equity awards available for future issuance(2)	25,199,024	1,736,686
Total common stock reserved for issuance	113,226,261	33,728,438
(1)
Includes 769,231 shares of common stock due to an advisor to satisfy an outstanding liability, which will be issued from outside the 2025 Equity Incentive Plan
(2)
Includes 16,000 shares of common stock due to an advisor to satisfy an outstanding liability, which will be issued from the 2025 Equity Incentive Plan

For periods prior to the Merger, the reported share and per share amounts have been retroactively converted by applying the exchange ratio.

Note 13. Stock-Based Compensation

The Company recorded stock-based compensation expense for stock options and RSUs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Research and development	$3,196	$170	$9,171	$350
Selling, general and administrative	4,370	176	9,435	333
Total	$7,566	$346	$18,606	$683

Equity Award Plans

In January 2025, the Company’s board of directors approved, and the Company adopted the 2025 Incentive Award Plan (the “2025 Incentive Plan”), replacing the historical 2011 Amended Stock Plan. The 2025 Incentive Plan became effective on January 13, 2025. The 2025 Incentive Plan provides for the grant of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs and other stock or cash-based awards to employees and consultants of the Company and its subsidiaries and members of the board of directors of the Company. During the three months ended June 30, 2025, the Company authorized an increase of 5,102,758 shares available for issuance under the 2025 Incentive Plan, bringing the total authorized shares available under the 2025 Incentive Plan to approximately 30.5 million.

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

During the three months ended June 30, 2025, the Company commenced the granting of equity awards under the 2025 Incentive Plan. As of June 30, 2025, approximately 22.1 million shares of common stock were reserved for issuance under the plan.

Following the effectiveness of the 2025 Incentive Plan, the Company ceased making grants under the 2011 Equity Incentive Plan (the “2011 Amended Plan”) and all remaining unissued shares were retired. However, the 2011 Amended Plan continues to govern the terms and conditions of the outstanding awards granted under it. Shares of common stock subject to the awards granted under the 2011 Plan that cease to be subject to such awards by forfeiture or otherwise after the termination of the 2011 Amended Plan will be retired and no longer be available for issuance.

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

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

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

Stock Options

A summary of stock option activity is as follows:

	Number of Options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2024	28,360,635	$1.27	9.2	$22,741
Forfeited	(348,653)	1.21
Outstanding as of June 30, 2025	28,011,982	$1.27	8.7	56,444
Vested and expected to vest as of June 30, 2025	28,011,982	$1.27	8.7	56,444
Exercisable as of June 30, 2025	9,438,159	$1.74	7.9	20,139

As of June 30, 2025, there was approximately $16.2 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.1 years.

The Company uses the Black-Scholes option-pricing model to determine the grant-date fair value of stock options. The determination of the fair value of stock options on the grant date is affected by the estimated underlying common stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, and expected dividends. There were no stock options granted during the six months ended June 30, 2025.

RSUs

A summary of the Company’s RSU activity is as follows:

	Number of RSUs	Weighted average grant date fair value
Balance as of December 31, 2024	3,630,447	$1.53
Granted	8,348,645	2.62
Forfeited	(31,318)	0.91
Balance as of June 30, 2025	11,947,774	$2.29

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

As of June 30, 2025, 2,853,562 shares of common stock that are subject to the release of the vested RSU have not been issued to the holders but have been included in the weighted average shares outstanding calculation for purposes of earning per share (see Note 17).

As of June 30, 2025, there was approximately $22.2 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 3.0 years.

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

As of June 30, 2025, approximately 3.0 million shares of common stock were reserved for issuance pursuant to the 2025 ESPP. As of June 30, 2025, no offers have been made to purchase shares of the Company's common stock.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

Note 14. Commitments and Contingencies

Purchase Commitments

As of June 30, 2025, the Company had outstanding purchase orders and contractual obligations totaling approximately $2.0 million to procure inventory. The Company's outstanding inventory purchase orders and preauthorized commitments to procure strategic components based on expected demand are placed with a server supplier, its primary third-party contract manufacturer and a semiconductor supplier.

The Company has an obligation to purchase inventories that have been purchased by the contract manufacturer when components have not been consumed within a period defined in the terms of our agreement. The Company purchased inventories due to this obligation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Inventory purchases related to purchase obligations	$54	$446	$104	$3,742

While the Company expects such purchased components to be used in future production of its finished goods, these components are considered in its reserve estimate for excess and obsolete inventory. Furthermore, the Company accrues for losses on commitments for the future purchase on non-cancelable and non-returnable components from this contract manufacturer at the time that circumstances, such as changes in expected demand, indicate that the value of the components may not be recoverable, the loss is probable and management has the ability to reasonably estimate the amount of the loss. As of June 30, 2025 and December 31, 2024, the liability balance of our accrued losses on purchase commitments equaled $0.6 million on the condensed consolidated balance sheets.

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

On April 7, 2025, Jefferies commenced a lawsuit against the Company in the Supreme Court of the State of New York, County of New York, seeking summary judgment in lieu of complaint. The lawsuit alleges that pursuant to the Jefferies Engagement Letter, Jefferies was entitled to receive a fee of $4,500,000 conditional on the Closing of the Merger, with the option for the Company to defer up to $1,000,000 of this fee for up to 12 months post-closing, and $500,000 in reimbursable expenses. Jefferies alleges that as of June 30, 2025, no fees have been paid to Jefferies under the Jefferies Engagement Letter. Jefferies seeks $3,500,000 for its fees, as well as $500,000 in expense reimbursement, as well as pre-and post-judgment interest and attorneys’ fees and legal costs incurred in connection with the lawsuit. The Company has retained counsel and intends to vigorously defend the litigation. Although the outcome of this matter cannot be predicted with certainty, based on the existing facts and circumstances the Company has recorded estimated liabilities of $4,950,000 on the condensed consolidated balance sheets as of June 30, 2025, of which $3,950,000 is included in accounts payable and $1,000,000 is included in accrued expenses and other current liabilities. These estimated liabilities reflect management's assessment of the Company's potential exposure from the Jefferies Engagement Letter based on its contracted fees. The resolution of this matter could differ materially from the amount currently recorded. The Company continues to evaluate the matter as it progresses and will adjust the estimated liabilities if and when additional information becomes available that indicates a different outcome is probable and reasonably estimable.

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

In April 2024, the Company entered into an advisory agreement for future services. The terms of the agreement require a non-refundable advisory fee of $2.0 million paid upon execution of the contract in the form of 769,231 shares of common stock (the “Fee Shares”). The Fee Shares are subject to a one-year lock up provision (the “Lock-Up Period”) which expires the earlier of one year from the date of the agreement or the date of a change of control as defined in the agreement. Prior to the expiration of the lock-up period, the advisor may sell the common stock shares back to us or an affiliate as defined in Rule 405 under the Securities Act. The Fee Shares subject to the lock-up provision are subject to adjustment if the dollar volume-weighted average price for the Company's common stock (“VWAP”) 20 out of any 30 trading Days is at least $7.00 per share, then the Lock-Up Period shall be terminated with respect to fifty percent of the shares to be issued for the fee. Furthermore, if the VWAP of the common stock for 20 out of any 30 Trading Days is at least $10.00 per share, then the Lock-Up Period shall be terminated with respect to the other fifty percent of the Fee Shares, rounded up.

Note 15. Related Party Transactions and Balances

Sales Partner Referral Agreement

On June 30, 2025, we entered into a Sales Partner Referral Agreement (the “Referral Agreement”) with Burkhan LLC (the “Sales Partner”), an affiliate of Burkhan. Pursuant to the Referral Agreement, the Sales Partner will, on a non-exclusive basis, promote certain of our products and refer potential customers to us. The Company may approve or reject any customer opportunity presented by the Sales Partner in its sole discretion. For any approved customer opportunity, the Sales Partner and Blaize will negotiate in good faith on the commissions payable to the Sales Partner. The Referral Agreement has a term of three years and is terminable by either party for convenience on 30 days’ written notice or on five day’s written notice in the event of a material breach by the other party. The Referral Agreement also contains certain confidentiality and indemnification provisions.

The Referral Agreement has an initial approved customer of BurTech Systems Tech LLC (“BST”), an affiliate of Burkhan. Under the agreement, BST will purchase up to approximately $56.5 million of the Company's products on behalf of an unaffiliated end user, beginning in the second quarter of 2025 through 2026. BST will receive a financing fee of 2.5% of the total purchase price from the end user and the Sales Partner will receive a commission, payable by Blaize, of up to 10%, depending on our gross margins under the purchase order, payable in cash or partially, at our discretion, in shares of the Company's common stock.

During the three and six months ended June 30, 2025, pursuant to the Referral Agreement, the Company recognized $1.6 million in revenue from sales to an affiliate of Burkhan, inclusive of a $0.2 million sales commission to Burkhan which was reported as a reduction of revenue, and as accrued expense as of June 30, 2025. During the three and six months ended June 30, 2024, the Company recognized revenue of approximately $0.2 million and $0.8 million, respectively, approximately 99% of total revenue in the periods, from sales to two minority stockholders.

As of June 30, 2025, there was $1.8 million in accounts receivable that was due from an affiliate of Burkhan, while as of December 31, 2024 there was no amounts due from this customer. As of June 30, 2025 and December 31, 2024, there were no accounts receivable due from the two minority stockholders.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

In 2023, we issued a convertible note in the amount of $5.0 million or 41% of the total 2023 Convertible Note proceeds raised in 2023 to a related party investor holding more than a 10% ownership our outstanding stock. This related party investor also has a representative serving on our Board of Directors. In accordance with the terms of the 2023 Convertible Note NPA, the investor also received 2023 Convertible Note Warrants for no additional consideration resulting in the allocation of proceeds between the 2023 Convertible Note and the 2023 Convertible Note Warrants (see Note 9). The 2023 Convertible Note and 2023 Convertible Note Warrants held by this investor were subject to the adjustments in fair value. As of December 31, 2024, the related party 2023 Convertible Note and 2023 Convertible Note Warrants approximated $6.9 million and $8.0 million, respectively. Upon consummation of the Merger, this related party’s 2023 Convertible Note and 2023 Convertible Warrants were converted into shares of common stock (see Note 3). During the three and six months ended June 30, 2025, the change in fair value for the respective 2023 Convertible Note was zero and $6.0 million, respectively (see Note 5). During the three and six months ended June 30, 2024, the changes in fair value for the respective 2023 Convertible Note and 2023 Convertible Note Warrants equaled $(0.6) million and $0.3 million, respectively, and $(0.3) million and $(0.3) million, respectively (see Note 5).

In January 2023, one of the minority investors with which we had a prior revenue arrangement, representing zero and approximately 43% of total revenues for the three and six months ended June 30, 2024, also invested in a P2P Note in the amount of $3.3 million, or 35% of the total P2P proceeds raised in 2023 (see Note 8). In accordance with the terms of the 2022 P2P NPA, the minority investor also received P2P Warrants for no additional consideration resulting in the allocation of proceeds between the P2P Note and the P2P Warrants (see Note 9). The P2P Note and P2P Warrants held by the minority investor were subject to the adjustments in fair value. As of December 31, 2024, the related party P2P Note and P2P Warrants approximated $4.2 million. Effective January 13, 2025, this related party’s respective P2P Note and P2P Warrants were converted into common stock in connection with the Merger (see Note 3). During the three and six months ended June 30, 2025, the change in fair value for the respective P2P Note was zero and $7.2 million, respectively (see Note 5). During the three and six months ended June 30, 2024, the change in fair value for the respective P2P Note and P2P Warrants was $0.4 million and $0.4 million, respectively, and $(20) thousand and $(12) thousand, respectively (see Note 5).

In December 2022, one of the minority stockholders with which we had a prior revenue arrangement, representing approximately 99% and 56% of total revenues for the three and six months ended June 30, 2024, respectively, and 98% of accounts receivable as of December 31, 2024, also invested in a P2P Note in the amount of $0.4 million, or 13% of the total P2P proceeds raised in 2022 (see Note 8). In accordance with the terms of the 2022 P2P NPA, the minority investor also received P2P Warrants for no additional consideration resulting in the allocation of proceeds between the P2P Note and the P2P Warrants (see Note 9). The P2P Note and P2P Warrants held by the minority investor were subject to the adjustments in fair value. As of December 31, 2024, the fair value of the related party P2P Note and P2P Warrants approximated $0.5 million and zero, respectively. Effective January 13, 2025, this related party's respective 2022 P2P Note and P2P Warrants were converted into common stock in connection with the Merger (see Note 3). During the three and six months ended June 30, 2025, the changes in fair value for this set of P2P Notes were zero and $0.8 million, respectively (see Note 5). During the three and six months ended June 30, 2024, the changes in fair value for this set of P2P Note and P2P Note Warrants were immaterial (see Note 5).

On January 13, 2025, in connection with the consummation of the Merger, BurTech LP, previously the Sponsor of BurTech, issued a secured promissory note and pledge agreement to BurTech in the principal amount of approximately $8.8 million, bearing an interest rate of 7% with annual compounding, compounded on December 31 each year. Pursuant to this promissory note, BurTech LP agreed to pay certain of the transaction expenses (as defined in the Merger Agreement) of BurTech. As consideration for this promissory note, the Company issued 750,000 shares of common stock to BurTech LP. BurTech LP is obligated to pay the related transaction expenses set forth in the note within ninety days after the date that the shares have been registered for resale under the Securities Act. As of June 30, 2025, payment on the note had not yet been received.

During the three and six months ended June 30, 2025, the Company incurred zero and $0.2 million, respectively, of marketing expenses paid to a company owned by a direct family member of one of our minority stockholders and board of directors. During the three and six months ended June 30, 2024, the Company incurred no such marketing expenses.

As of June 30, 2025, the Company has amounts due for a Working Capital Loan and advances from a related party (see Note 8).

Note 16. Segment Reporting

The Company operates as a single reportable segment, and manages the business and evaluates financial performance on a consolidated basis. The CODM regularly receives and reviews consolidated financial results focusing primarily on revenue, key costs and expenses, net loss, and earnings before interest, tax, depreciation and amortization (“EBITDA”) adjusted for irregular items (“Adjusted EBITDA”), to make decisions regarding the allocation of resources and assessment of performance. The Company defines Adjusted EBITDA as net loss before interest, taxes, depreciation and amortization, certain non-cash items and other adjustments that we do not consider in our evaluation of ongoing operating performance from period to period.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

Net loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Revenue	$1,982	$223	$2,989	$772
Cost of revenue	(804)	(257)	(1,131)	(563)
Employee costs	(15,242)	(8,172)	(34,323)	(13,872)
Technology costs	(1,276)	(246)	(3,693)	(606)
Depreciation and amortization	(456)	(184)	(647)	(437)
Interest income/(expense), net	314	633	713	404
Fair value changes and financing charges	(7,557)	(1,476)	(117,087)	(9,642)
Other segment items(1)	(6,550)	(2,674)	(24,171)	(4,952)
Net loss	$(29,589)	$(12,153)	$(177,350)	$(28,896)
(1)
Other segment items includes marketing expense, professional fees, income tax expense, facilities costs, foreign currency exchange gains and losses, credit loss expense, and other overhead expenses

The following reflects our EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Net loss	$(29,589)	$(12,153)	$(177,350)	$(28,896)
Depreciation and amortization	456	184	647	437
Provision for income taxes	39	131	201	293
Interest expense/(income), net	(314)	(633)	(713)	(404)
EBITDA	(29,408)	(12,471)	(177,215)	(28,570)
Stock-based compensation	7,566	346	18,606	683
Fair value changes and financing charges	7,557	1,476	117,087	9,642
Non-cash inventory cost realignment adjustments	81	—	(544)	(25)
Other adjustments(1)	1,271	89	13,753	183
Adjusted EBITDA	$(12,933)	$(10,560)	$(28,313)	$(18,087)
(1)
Other adjustments includes, but is not limited to, legal, accounting and consulting fees incurred in connection with the Merger and the impact of other items management does not believe relate to the core operations of the business (foreign exchange gains and losses, litigation expense, etc.). Management believes these costs are not reflective of our ongoing operating performance and that excluding these costs provides a more meaningful comparison of our performance over periods.

The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets. Long-lived and ROU assets were located as follows:

	As of June 30, 2025		As of December 31, 2024
(Amounts in thousands)	Fixed Assets	ROU Assets	Fixed Assets	ROU Assets
North America	$914	$199	$1,095	$277
Asia Pacific	623	1,046	913	1,175
United Kingdom	66	218	73	321
Total	$1,603	$1,463	$2,081	$1,773

Note 17. Net Loss Per Share

The following table sets forth the computation of basic and dilutive net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except share and per share amounts)	2025	2024	2025	2024
Numerator:
Net loss	$(29,589)	$(12,153)	$(177,350)	$(28,896)
Denominator:
Weighted average number of shares outstanding, basic and diluted(1)	104,588,373	13,623,106	98,374,632	13,618,188
Net loss per share, basic and diluted	$(0.28)	$(0.89)	$(1.80)	$(2.12)
(1)
Includes 2,853,562 vested but unissued shares underlying awards of restricted common stock and 785,231 shares that the Company is contractually obligated to issue.

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

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Redeemable convertible preferred stock	—	34,702,999	—	34,702,999
Stock options	28,011,982	12,756,927	28,011,982	12,756,927
Restricted stock units	9,124,212	3,769,038	9,124,212	3,769,038
Legacy Blaize warrants	—	7,505,656	—	7,505,656
Common stock warrants	50,000	—	50,000	—
Public warrants	28,750,000	—	28,750,000	—
Private warrants	898,250	—	898,250	—
Total potentially dilutive shares	66,834,444	58,734,620	66,834,444	58,734,620

Note 18. Employee Benefit Plan

A 401(k) plan is provided that covers substantially all employees in the US meeting certain age and service requirements. The Company makes discretionary contributions to the 401(k) plan. The Company operates a defined contribution pension scheme in the UK for employees and makes employer contributions to this scheme on behalf of those employees. The Company recorded $0.2 million and $0.3 million in contributions during the three and six months ended June 30, 2025 and $0.3 million in contributions for both the three and six months ended June 30, 2024.

Long-term Employee Benefits

The Company provides its employees in India an opportunity to participate in a long term defined benefits plan, and the liability the Company bears for providing this benefit is determined through an actuarial valuation at each reporting date. The benefit plan provides for lump sum payments to vested employees on retirement, death while in service or on termination of employment for an amount equivalent to 15 days of basic salary for each completed year of service. Vesting occurs upon completion of five years of service. The present value of such obligation is determined by the projected unit credit method and adjusted for past service cost and fair value of plan assets as at the balance sheet date through which the obligations are to be settled. The actuarial gain or loss on change in present value of the defined benefit obligation or change in return of the plan assets is recognized as an income or expense in the condensed consolidated statement of operations. The expected return on plan assets is based on the assumed rate of return of such assets. As of June 30, 2025 and December 31, 2024, the related liability is included within accrued compensation on the condensed consolidated balance sheets.

Note 19. Subsequent Events

The Company has evaluated subsequent events through the date on which these condensed consolidated financial statements were available to be issued, and determined that the following subsequent events, other than those disclosed elsewhere in the condensed consolidated financial statements, are reportable:

Funds Held-in-Escrow

On July 10, 2025, the Company received the $0.5 million of funds previously held in escrow. As of the filing date of these condensed consolidated financial statements, the Company has nothing held in escrow.

Committed Equity Facility

On July 14, 2025, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a related Registration Rights Agreement (the “Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley”). Upon the terms and subject to the satisfaction of the conditions set forth in the Purchase Agreement, the Company will have the right, in its sole discretion, to sell to B. Riley up to an aggregate of $50,000,000 of newly issued shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), subject to certain conditions and limitations contained in the Purchase Agreement, from time to time during the term of the Purchase Agreement. Sales of shares of the Company's common stock to B. Riley under the Purchase Agreement, and the timing of any such sales, are solely at the Company’s option, and the Company is under no obligation to sell any securities to B. Riley under the Purchase Agreement.

Strategic Partnership with Starshine

On July 16, 2025, the Company entered into a Strategic Cooperation Agreement (the “Starshine Agreement”) with Starshine Computing Power Technology Limited, a Hong Kong company (“Starshine”). Pursuant to the terms of the Starshine Agreement, Blaize and Starshine are entering into a strategic partnership to develop business opportunities for the sale of Blaize’s hybrid AI platform and other products and services through Starshine in the Asia Pacific region. Starshine has agreed to deliver a minimum of $120 million in revenue to Blaize over the first 18 months of the Starshine Agreement.

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

Our portfolio includes highly efficient programmable AI processors in a broad range of form factors, deployable across several verticals, including enterprise, commercial, industrial, defense and automotive. Blaize’s accelerated AI computing platforms enable applications such as computer vision, advanced video analytics and AI inference. The use of industry standards ensures rapid integration into existing workflows and systems by our customers. Our unique and rich set of software tools empower non-expert practitioners to deploy existing and novel AI applications on our hardware, with ease and speed, without the need to learn or use source code. All of this is combined into integrated AI solutions which are designed to deliver real-time insights and decision-making capabilities with substantial speed and efficiency.

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

Recent Developments

Strategic Partnership with Starshine

On July 16, 2025, we entered into a Strategic Cooperation Agreement (the “Starshine Agreement”) with Starshine Computing Power Technology Limited, a Hong Kong company (“Starshine”). Pursuant to the terms of the Starshine Agreement, Blaize and Starshine are entering into a strategic partnership to develop business opportunities for the sale of Blaize’s hybrid AI platform and other products and services through Starshine in the Asia Pacific region. Starshine has agreed to deliver a minimum of $120 million in revenue to Blaize over the first 18 months of the Starshine Agreement.

Committed Equity Facility

On July 14, 2025, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a related Registration Rights Agreement with B. Riley Principal Capital II, LLC (“B. Riley Principal Capital II”). Upon the terms and subject to the satisfaction of the conditions set forth in the Purchase Agreement, the Company will have the right, in its sole discretion, to sell to B. Riley Principal Capital II up to an aggregate of $50,000,000 of our newly issued shares of common stock, subject to certain conditions and limitations contained in the Purchase Agreement, from time to time during the term of the Purchase Agreement, including that (i) B. Riley Principal Capital II be provided rights to purchase shares at a price based on the volume-weighted average price of the Common Stock, with a 3% discount, and (ii) that we may issue no more than the number of shares equal to 19.99% of the aggregate number of our issued and outstanding shares of common stock as of immediately prior to the execution of the Purchase Agreement without (a) first obtaining stockholder approval or (b) ensuring that the price per share paid by B. Riley Principal Capital II for all shares purchased equals or exceeds $2.9318 per share, which would allow the issuance to exceed the Exchange Cap under applicable Nasdaq rules. We plan to use proceeds from these sales for strategic initiatives, including the commercialization of a South Asia smart infrastructure contract and investment in next-generation technology. As of August 14, 2025, sales under the Purchase Agreement had not yet commenced.

Sales Partner Referral Agreement

On June 30, 2025, we entered into a Sales Partner Referral Agreement (the “Referral Agreement”) with Burkhan LLC (the “Sales Partner”), an affiliate of Burkhan.

Pursuant to the Referral Agreement, the Sales Partner will, on a non-exclusive basis, promote certain of our products and refer potential customers to us. We may approve or reject any customer opportunity presented by the Sales Partner in its sole discretion. For any approved customer opportunity, the Sales Partner and us will negotiate in good faith on the commission payable to the Sales Partner.

The Referral Agreement has a term of three years and is terminable by either party for convenience on 30 days’ written notice or on five days written notice in the event of a material breach by the other party. The Referral Agreement also contains certain confidentiality and indemnification provisions.

The Referral Agreement has an initial approved customer of BurTech Systems Tech LLC (“BST”), an affiliate of Burkhan, as described in the referral exhibit thereto (the “Referral Exhibit”). Under the Referral Exhibit, BST will purchase up to approximately $56.5 million of our products on behalf of an unaffiliated end user, beginning in the second quarter of 2025 through 2026. BST will receive a financing fee of 2.5% of the total purchase price from the end user and Sales Partner will receive a commission payable by us of up to 10%, depending on our gross margins under the purchase order, payable in cash or partially, at our discretion, in shares of our common stock, as described in the Referral Exhibit.

Key Business Metrics

Pipeline

We have identified potential future business opportunities that could significantly accelerate growth through near-term customer implementations. Although Blaize has no contractual arrangement(s) with respect to such pipeline and there is no assurance of a future contractual arrangement, the pipeline contains target accounts and opportunities that have been identified and verified as potential customers for Blaize products and services. We classify certain key metrics related to our pipeline into the following categories: proof of concept stage, partners, and design wins.

Proof of Concept Stage

A proof-of-concept stage (“POC”) represents that a proposal for a proof of concept has either been initiated or is in progress with a potential customer or partner. We utilize POCs to demonstrate our technology’s significant value proposition along with its tailored use scenarios and satisfaction of customer and/or partner requirements. As of June 30, 2025, a total of 49 POCs have been initiated or are in progress with a potential customer.

Partners

A partner (“Partner”) consists of either an independent software vendor or independent hardware vendor with whom Blaize is working to integrate Blaize products and services into the vendor’s offerings for their customers. Such vendors may include OEMs, original design manufacturers, system integrators or hardware resellers or distributors, among others. As of June 30, 2025, Blaize has a total of 36 Partners.

Design Wins

A design win (“Design Win”) represents that a Partner or a customer has selected Blaize’s products and/or services to be incorporated into a product that it intends to produce or consume, as applicable, and has confirmed that Blaize’s offerings integrate into such product accordingly. As of June 30, 2025, a total of 25 Design Wins have been confirmed with a Partner or customer.

Components of Results of Operations

Revenue

We currently derive revenue through a combination of:

•
Engineering services revenue — this involves providing customized design services to our customers, tailored to their specific requirements.
•
Hardware revenue — this encompasses the sale of our semiconductor products through various supply agreements.
•
Software revenue — this encompasses the sale of our applications and other software products through various licensing agreements.

Cost of Revenue (exclusive of depreciation and amortization)

Cost of revenue (exclusive of depreciation and amortization) (“cost of revenue”), is primarily comprised of the cost of semiconductors purchased from subcontractors, including wafer fabrication, assembly, testing and packaging, board, and device costs as well as indirect costs such as inventory carrying costs and inventory valuation reserves. In addition, cost of revenue (exclusive of depreciation and amortization) also includes direct labor costs associated with the servicing of our engineering services revenue contracts.

Research and Development

Research and development (“R&D”) expense primarily consists of personnel costs for our research and development activities. Research and development expense also includes costs associated with the design and development of our application-specific integrated circuit and intellectual property (“IP”) solutions, such as third-party foundry costs, third party computer-aided tools and software licenses, third party IP licenses, reference design development, and allocated costs, such as facilities and information technology costs.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense primarily consists of personnel-related expenses for our finance human resources, information technology, and legal organizations. These expenses also include non-personnel costs, such as legal, audit, accounting services, advertising expenses, other professional fees as well as certain tax, corporate software licenses, and insurance-related expenses.

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

Results of Operations

The following tables set forth Blaize’s condensed consolidated statements of operations data for the three and six months ended June 30, 2025 and 2024, respectively, as well as changes between periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Amounts in thousands, except for percentages)	2025	2024	$	%	2025	2024	$	%
Total revenue	$1,982	$223	$1,759	789%	$2,989	$772	$2,217	287%

We experienced increases in revenue for both the three and six months ended June 30, 2025, as compared to the equivalent prior year periods. For the three months ended June 30, 2025, revenue increased 789% to $2.0 million, up from approximately $0.2 million for the three months ended June 30, 2024. The increase was primarily due to an increase of $1.4 million in hardware product sales and an increase of $0.6 million in software revenue partially offset by a decrease of $0.2 million in engineering services revenue due to the conclusion of a development contract with a strategic investor. For the six months ended June 30, 2025, revenue increased 287% to $3.0 million compared to $0.8 million during the six months ended June 30, 2024. The increase was primarily due to an increase of $2.4 million in hardware product sales and an increase of $0.6 million in software revenue, partially offset by a decrease of $0.8 million in engineering services revenue due to the end of the development contract with the strategic investor.

The following table sets forth Blaize’s revenue by customer geographical location:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(Amounts in thousands, except for percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
North America	$1,974	100%	$221	99%	$1,974	66%	$436	56%
Asia Pacific	6	0%	—	—%	966	32%	333	43%
Others	2	0%	2	1%	49	2%	3	1%
Total revenue	$1,982	100%	$223	100%	$2,989	100%	$772	100%

Costs and Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Amounts in thousands, except for percentages)	2025	2024	$	%	2025	2024	$	%
Cost of revenue (exclusive of depreciation and amortization)	$804	$257	$547	213%	$1,131	$563	$568	101%
Research and development	9,613	5,872	3,741	64%	22,731	9,966	12,765	128%
Selling, general and administrative	12,992	5,004	7,988	160%	26,349	8,992	17,357	193%
Depreciation and amortization	456	184	272	148%	647	437	210	48%
Transaction costs	—	41	(41)	(100)%	12,035	86	11,949	13,894%
Total operating expenses	$23,865	$11,358	$12,507	110%	$62,893	$20,044	$42,849	214%

Cost of revenue

Cost of revenue increased for both the three and six months ended June 30, 2025, as compared to the equivalent prior year periods. For the three months ended June 30, 2025, cost of revenue increased by $0.5 million, or 213%, to $0.8 million, up from $0.3 million in the three months ended June 30, 2024. This increase was mainly due to an increase of $0.6 million in hardware product sales costs due to fulfilling additional sales contracts, partially offset by a small reduction in inventory carrying costs. For the six months ended June 30, 2025, cost of revenue increased by $0.6 million, or 101%, to $1.1 million, up from $0.6 million in the six months ended June 30, 2024. This increase was primarily attributable to an increase of $0.9 million in hardware product sales costs, offset by a $0.4 million reduction in inventory carrying costs. This increase in hardware product sales costs was primarily driven by the additional costs associated with fulfilling new sales contracts.

Research and development

R&D expense increased for both the three and six months ended June 30, 2025, as compared to the equivalent prior year periods. R&D expense was $9.6 million and $22.7 million for the three and six months ended June 30, 2025, respectively, reflecting increases of $3.7 million, or 64%, and $12.8 million, or 128%, compared to the three and six months ended June 30, 2024, respectively. For the three months ended June 30, 2025, the increase was primarily driven by an increase in stock-based compensation of $3.0 million, higher equipment maintenance and software expenses of $0.7 million and software optimization expenses of $0.6 million, partially offset by a $0.9 million reduction in payroll costs. The increase in R&D expense in the six-month period ended June 30, 2025 was primarily driven by an increase in stock-based compensation of $8.8 million, increased equipment maintenance and software expenses of $1.4 million, new chip IP license and design costs of $1.2 million, and $0.7 million for software optimization services.

The increases in R&D expenses described above were primarily for strategic investments in innovation, and we expect the increases in R&D expense to continue as we support the development of our next generation product portfolio.

Selling, general and administrative

SG&A expense significantly increased for both the three and six months ended June 30, 2025, as compared to the equivalent prior year periods. For the three months ended June 30, 2025, SG&A expense increased by $8.0 million, or 160%, compared to the three months ended June 30, 2024. This increase was primarily due to an increase of $4.2 million in stock-based compensation, an increase of $2.0 million in professional services, an increase of $0.7 million in payroll expense, an increase of $0.5 million in marketing and public relations expenses and an increase of $0.6 million in other corporate expenses, including insurance and IT costs. For the six months ended June 30, 2025, SG&A expense increased by $17.4 million, or 193%, reaching $26.3 million, up from $9.0 million for the six months ended June 30, 2024. This increase was primarily due to an increase of $9.1 million in stock-based compensation, an increase of $3.3 million in professional services, an increase of $2.1 million in payroll expense, an increase of $1.3 million in marketing and public relations expenses, and an increase of $1.6 million in other corporate expenses, including insurance and IT costs.

Depreciation and amortization

Depreciation and amortization expense was $0.5 million and $0.6 million for the three and six months ended June 30, 2025, respectively, reflecting increases of $0.3 million, or 148%, and $0.2 million, or 48%, compared to the three and six months ended June 30, 2024, respectively. The increases were primarily due to updating the estimated residual value of some of our assets.

Transaction costs

Transaction costs for the six months ended June 30, 2025 increased by $12.0 million as compared to the six months ended June 30, 2024 as a direct result of the Merger.

Total Other Expense, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Amounts in thousands, except for percentages)	2025	2024	$	%	2025	2024	$	%
Debt financing charge on convertible notes	$—	$(464)	$464	(100)%	$—	$(464)	$464	(100)%
Loss on foreign exchange transactions	(37)	(44)	7	(16)%	(66)	(93)	27	(29)%
Change in fair value of convertible notes	—	(5,872)	5,872	(100)%	(165,703)	(10,523)	(155,180)	1,475%
Change in fair value of warrant liabilities	—	4,860	(4,860)	(100)%	(60,345)	1,345	(61,690)	(4,587)%
Change in fair value of earnout share liabilities	(7,257)	—	(7,257)	100%	109,261	—	109,261	100%
Change in fair value of unissued shares	(300)	—	(300)	100%	(300)	—	(300)	100%
Other, net	(73)	633	(706)	(112)%	(92)	404	(496)	(123)%
Total other expense, net	$(7,667)	$(887)	$(6,780)	764%	$(117,245)	$(9,331)	$(107,914)	1,157%

Total other expense, net

Total other expense, net was $7.7 million and $117.2 million for the three and six months ended June 30, 2025, respectively, reflecting increases of $6.8 million, or 764%, and $107.9 million, or 1,157%, compared to the three and six months ended June 30, 2024.

Total other expense, net for the three months ended June 30, 2025 was primarily comprised of expense from the change in the fair value of the earnout shares liability of $7.3 million. For the six months ended June 30, 2025, total other expense, net was primarily comprised of expense from the change in the fair value of the convertible notes and warrant liabilities of $165.7 million and $60.3 million, respectively, along with $0.5 million of other expenses, offset by income from the change in the fair value of the earnout shares liability of $109.3 million.

Total other expense, net for the three months ended June 30, 2024 was primarily comprised of expense from the change in fair value of the convertible notes of $5.9 million, partially offset by income from the change in fair value of the warrant liabilities of $4.9 million. For the six months ended June 30, 2024, total other expense, net was primarily comprised of expense from the change in fair value of the convertible notes of $10.5 million, partially offset by income from the change in fair value of the warrant liabilities of $1.3 million.

Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Amounts in thousands, except for percentages)	2025	2024	$	%	2025	2024	$	%
Provision for income taxes	$39	$131	$(92)	(70%)	$201	$293	$(92)	(31%)

The provision for income taxes was approximately $0.0 million and $0.2 million for the three and six months ended June 30, 2025, respectively, and our effective tax rate was approximately (0.1)% and (0.1)%, respectively, as compared to approximately $0.1 million and $0.3 million of provision for income taxes, and effective tax rates of approximately (1.1)% and (1.0)%, during the three and six months ended June 30, 2024 respectively. The effective income tax rate was primarily driven by the valuation allowance which is driven by the deferred tax assets arising from capitalized research and experimental expenditures and the net operating losses.

Net Loss

Net loss was approximately $29.6 million and $177.4 million for the three and six months ended June 30, 2025, respectively, compared to a net loss of approximately $12.2 million and $28.9 million for the three and six months ended June 30, 2024, respectively. The increases in net loss for the three months ended June 30, 2025 of $17.4 million comparatively was primarily attributable to an increase in stock based compensation expense of $7.2 million, an increase in professional services of $1.8 million and an increase in the change in fair value of various instruments including convertible notes, warrant liabilities, earnout and unissued shares in the respective periods of $6.6 million. The increase in net loss for the six months ended June 30, 2025 $148.5 million comparatively was primarily attributable to increase in stock based compensation expense of $9.1 million, an increase in professional services of $2.7 million and an increase in the change in fair value of various instruments including convertible notes, warrant liabilities, earnout and unissued shares in the respective periods of $107.9 million.

Non-GAAP Measures

Management utilizes earnings before interest, tax, depreciation and amortization (“EBITDA”) adjusted for irregular or non-recurring items (“Adjusted EBITDA”), which are non-generally accepted accounting principles in the United States (“U.S. GAAP”) financial measures (“non-GAAP measures”), to assess performance and make resource allocation decisions across its segments. We believe these measures are valuable to management, investors and other users of our financial information. EBITDA and Adjusted EBITDA are used to evaluate operating profitability on a more variable cost basis, as these measures exclude depreciation and amortization expenses primarily to capital expenditures and acquisitions from prior periods. This facilitates a more direct comparison of our operating performance relative to competitors. Adjusted EBITDA further assists us in evaluating performance consistently across periods by excluding the impact of certain items that we believe do not directly reflect our core operations and are therefore not considered in measuring ongoing performance. Adjusted EBITDA is defined as net loss before interest, taxes, depreciation and amortization, certain non-cash items and other adjustments that are excluded from the Company's assessment of ongoing operating performance.

It is management's intent to provide non-GAAP financial information to enhance the understanding of Blaize’s GAAP financial information, and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Each non-GAAP financial measure is presented along with the corresponding GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure. We believe that providing these non-GAAP measures in addition to the GAAP measures allows management, investors and other users of our financial information to more fully and accurately assess performance. The non-GAAP financial information presented may be determined or calculated differently by other companies and may not be directly comparable to that of other companies. All non-GAAP measures presented in this Quarterly Report are reconciled to their closest reported U.S. GAAP measure. Reconciliations of historical adjusted financial measures to corresponding U.S. GAAP measures are provided below.

Adjusted EBITDA

The following reflects our EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Amounts in thousands)	2025	2024	$	%	2025	2024	$	%
Net loss	$(29,589)	$(12,153)	$(17,436)	143%	$(177,350)	$(28,896)	$(148,454)	514%
Depreciation and amortization	456	184	272	148%	647	437	210	48%
Provision for income taxes	39	131	(92)	(70)%	201	293	(92)	(31)%
Interest expense/(income), net	(314)	(633)	319	(50)%	(713)	(404)	(309)	76%
EBITDA	(29,408)	(12,471)	(16,937)	136%	(177,215)	(28,570)	(148,645)	520%
Stock-based compensation	7,566	346	7,220	2,087%	18,606	683	17,923	2,624%
Fair value changes and financing charges	7,557	1,476	6,081	412%	117,087	9,642	107,445	1,114%
Non-cash inventory cost realignment adjustments	81	—	81	100%	(544)	(25)	(519)	2,076%
Other adjustments(1)	1,271	89	1,182	1328%	13,753	183	13,570	7,415%
Adjusted EBITDA	$(12,933)	$(10,560)	$(2,373)	22%	$(28,313)	$(18,087)	$(10,226)	57%

(1)
Includes, but not limited to, legal, accounting and consulting fees incurred in connection with the Merger and the impact of other items management does not believe relate to the core operations of the business (foreign exchange gains and losses, litigation expense, etc.). Management believes these costs are not reflective of our ongoing operating performance and that excluding these costs provides a more meaningful comparison of our performance over periods.

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

Since the inception of Blaize and through June 30, 2025, we have funded our operations primarily with cash flows from contributions from founders or other investors and other financing activities. We have incurred recurring losses and negative cash flows since our inception, including net losses of $29.6 million and $177.4 million for the three and six months ended June 30, 2025, respectively and $12.2 million and $28.9 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, we had cash and cash equivalents of approximately $28.6 million, and an accumulated deficit of $606.6 million.

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

Cash Flows for the Six Months Ended June 30, 2025 and 2024

The following table summarizes our cash flows from operating, investing, and financing activities:

	Six Months Ended June 30,
(Amounts in thousands)	2025	2024
Net cash used in operating activities	$(32,373)	$(21,626)
Net cash used in investing activities	(681)	(81)
Net cash provided by financing activities	11,428	105,858
Change in cash, cash equivalents and restricted cash	$(21,626)	$84,151

Cash flows used in operating activities

Net cash used in operating activities was $32.4 million during the six months ended June 30, 2025, compared to $21.6 million for the six months ended June 30, 2024. The increase in cash used was primarily due to an increase of $148.5 million in net loss, partially offset by an increase of $125.5 million in non-cash net income adjustments and an increase of $12.1 million in changes in operating assets and liabilities.

Cash flows used in investing activities

For the six months ended June 30, 2025 and 2024, we used $0.7 million and $0.1 million of cash to purchase property and equipment, respectively. The increase was primarily due to the licensing of software.

Cash flows provided by financing activities

For the six months ended June 30, 2025, net cash provided by financing activities was $11.4 million, which primarily consisted of $15.9 million of proceeds from the Merger and PIPE financing, partially offset by the $4.3 million payment of deferred offering costs. Net cash provided by financing activities for the six months ended June 30, 2024 was $105.9 million and primarily consisted of $110.7 million in proceeds from the issuance of secured convertible notes under the 2023 Note Purchase Agreement, partially offset by the payment of demand notes of $4.8 million.

Material Cash Requirements

As of June 30, 2025 and December 31, 2024, we had outstanding purchase orders and contractual obligations totaling $2.0 million and $0.2 million, respectively, to procure inventory. The outstanding inventory purchase orders and preauthorized commitments to procure strategic components based on our expected demand are placed with a server supplier, our primary third-party contract manufacturer, and a semiconductor supplier. We have an obligation to purchase inventories that have been purchased by the contract manufacturer when components have not been consumed within a period defined in the terms of our agreement. While we expect such purchased components to be used in future production of our finished goods, these components are considered in our reserve estimate for excess and obsolete inventory. Furthermore, we accrue for losses on commitments for the future purchase on non-cancelable and non- returnable components from this contract manufacturer at the time that circumstances, such as changes in demand, indicated that the value of the components many not be recoverable, the loss is probable and management has the ability to reasonably estimate the amount of the loss. As of June 30, 2025 and December 31, 2024, the liability balance of our accrued loss on accrued purchase commitments equaled $0.6 million.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the applicable periods. We evaluate our estimates, assumptions, and judgments on an ongoing basis. Our estimates, assumptions and judgments are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our condensed consolidated financial statements, which, in turn, could change the results from those reported.

See Note 2 to our condensed consolidated financial statements included in Part 1. Item 1. of this Quarterly Report for a description of the significant accounting policies that we use to prepare our condensed consolidated financial statements.

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

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk by virtue of our international operations. This risk arises because we use different currencies to recognize revenue and pay operating expenses. We derived minimal and 34% of our revenue for the three and six months ended June 30, 2025, respectively, and 1% and 44% of our revenue for the three and six months ended June 30, 2024, respectively, from operations outside of the United States. Our strategy for managing foreign currency risk relies on efforts to negotiate customer contracts to receive payment in the same currency used to pay expenses or, in some cases, we have historically entered into foreign currency exchange rate fluctuation provisions in our contracts with our customers. The exchange rate fluctuation provisions may result in increases or decreases in revenue or operating income in periods of significant exchange rate volatility when such exchange rates increase over a stated exchange rate or dollar threshold in the contract with a customer.

Our reporting and functional currency is the United Stated dollar (“U.S. dollar”). We are primarily exposed to movements in foreign currencies, predominately in the Indian rupee and British pound, which are the local currencies of our foreign subsidiaries whose functional currency is also the US dollar. We are also exposed to movements in the Japanese Yen.

Changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the remeasurement of our foreign subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. For the three and six months ended June 30, 2025 and 2024, the gain and losses on foreign exchange transactions were not material.

Credit Risk

Our cash accounts in financial institutions may at times exceed the Federal Depository Insurance coverage of $250,000.

We are exposed to credit risk in the event of nonpayment by customers up to the amounts recorded on the consolidated balance sheets. We manage our accounts receivable credit risk through ongoing credit evaluation of its customers’ financial conditions. We establish an allowance for credit losses as the estimate of the amount of probable credit losses in the Company’s existing accounts receivable. We determine that allowance based upon a review of each receivable and all known factors that could affect collectability. These factors include but are not limited to a customer’s past payment performance, customer financial condition, general economic or industry conditions and disputes regarding the invoiced amount or regarding the product or service rendered. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for credit losses was $0.4 million as of June 30, 2025 and December 31, 2024.

As of June 30, 2025, two customers, one a related party, accounted for approximately 58% and 30% of the Company's accounts receivable. As of December 31, 2024, one customer accounted for approximately 98% of our total accounts receivable.

Historically, a relatively small number of customers have accounted for a significant portion of the Company’s revenue. The following table presents the Company's significant customers:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Customer A (See Note 15)	*	99%	*	56%
Customer B (See Note 15)	*	*	*	43%
Customer C (See Note 15)	82%	*	54%	*
Customer D	15%	*	10%	*
Customer E	*	*	32%	*

* Defined as less than 10% of the Company’s revenue for the period

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Prior to the Merger, when preparing the financial statements for the years ended December 31, 2024, BurTech Acquisition Corp. (“BurTech”) identified a material weakness, as discussed below, in internal control over financial reporting. As of December 31, 2024, Blaize, Inc. (“Legacy Blaize”) did not identify any material weaknesses in internal control over financial reporting. As of June 30, 2025, the material weaknesses of the combined entity were remediated by the Company, as described below. As such, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms as of June 30, 2025.

Remediation of Previously Identified Material Weaknesses

Prior to the completion of the Business Combination on January 13, 2025, BurTech identified certain material weaknesses in its internal control over financial reporting. These material weaknesses primarily related to:

(1)
the accrual of penalties and interest on excise tax payable; and
(2)
the withdrawal of funds from the Trust Account as of December 31, 2024.

Following the completion of the Business Combination, management undertook and completed several remediation actions to address the previously identified material weaknesses. These actions included:

•
Hiring additional accounting and finance employees and contractors with appropriate expertise in U.S. GAAP and SEC reporting requirements;
•
Implementing Blaize's accounting policies and internal control procedures across the combined entity;
•
Enhancing the combined entity's financial close processes to ensure more robust documentation practices; and
•
Implementing Blaize's systems and tools to support internal control activities and documentation across the combined entity.

As of June 30, 2025, management has concluded that the material weaknesses identified in BurTech’s internal control over financial reporting have been remediated based on the successful implementation and sustained operation of these enhanced controls for a sufficient period of time across the combined entity and management’s testing of the effectiveness of these implemented controls.

Changes in Internal Control over Financial Reporting

In connection with our ongoing remediation efforts and the continued monitoring and maintenance of our control procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, we continue to review, test, and improve the operation of our internal controls. Other than the changes described above relating to our remediation steps, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Business and Industry

If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our success depends to a significant extent on our and our joint ventures’ ability to attract and retain talent, specifically in senior management and skilled technical, engineering, project management and other key roles. Macroeconomic conditions, specifically labor shortages, increased competition for employees and wage inflation could have a material impact on our ability to attract and retain talent, our turnover rate and the cost of operating our business. If we are unable to attract and retain sufficient talent, minimize employee turnover or manage wage inflation, it could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

Macroeconomic conditions could materially adversely affect our business, financial condition, results of operations, and prospects.

Macroeconomic conditions, such as persistent inflation, changes to monetary policy, high interest rates, volatile currency exchange rates, credit and debt concerns, decreasing consumer confidence and spending, including capital spending, concerns about the stability and liquidity of certain financial institutions, the introduction of or changes in tariffs or trade barriers, pandemics and other health crises, and global recessions can adversely impact demand for our products, which could negatively impact our business, financial condition, results of operations, and prospects. Recent macroeconomic conditions have been adversely impacted by geopolitical instability and military hostilities in multiple geographies, including tariffs, the Russian invasion of Ukraine and the conflicts in the Middle East, and monetary and financial uncertainties.

The impacts of these macroeconomic conditions, and the actions taken by governments, central banks, companies, and consumers in response, have resulted in, and may continue to result in, higher inflation in the United States and globally, which is likely, in turn, to lead to an increase in costs and may cause changes in fiscal and monetary policy, including additional increases in interest rates. Tariffs on equipment or materials that we may rely on or use for our products could cause our costs to increase. Other adverse impacts of recent macroeconomic conditions have been, and may continue to be, supply chain constraints, logistics challenges, liquidity concerns in the broader financial services industry, and fluctuations in labor availability.

In a higher inflationary environment, we may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation. A higher inflationary environment can also negatively impact equipment, material, and logistics costs that, in turn, may increase the costs of producing and distributing our products.

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

We depend on a select number of customers for a significant portion of our revenue.

Historically, a relatively small number of customers have accounted for a significant portion of the Company’s revenue. As of June 30, 2025, two customers, one a related party, accounted for approximately 58% and 30% of the Company's accounts receivable. As of December 31, 2024, one customer accounted for approximately 98% of the Company's total accounts receivable. This customer concentration exposes us to a material adverse effect if any of these significant customers were to significantly reduce purchases for any reason or favor competitors or new market participants, and we can provide no assurance that any of these customers or any of our other customers will continue to utilize our products or our services at current levels. Our customer concentration may also subject us to perceived or actual bargaining leverage that our key customers may have, given their importance to us. If our key customers seek to negotiate their agreements on terms less favorable to us and we accept such unfavorable terms, such unfavorable terms may have a material adverse effect on our business, results of operations and financial condition. Furthermore, industry consolidation and company failures could decrease the number of potential significant customers for our products and services. The decrease in the number of potential significant customers will increase our reliance on key customers and, due to the relative importance to us, may negatively impact our bargaining position and thus our profit margins. If we were to lose one of our key customers or have a key customer cancel a key program or otherwise significantly reduce its volume of business with us or fail to pay us in full for the goods or services purchased from us, our sales and profitability would be materially reduced and our business and financial condition would be seriously harmed.

Item 2. Unregistered Sales of Equity and Use of Proceeds.

(a)
Recent Sales of Unregistered Securities

Private Placements

On May 8, 2025, the Company issued an aggregate of 9,306 shares of common stock to Roth Capital Partners, LLC (“Roth”) in a private placement under the Securities Act in connection with that certain Letter Agreement, dated December 23, 2024, by and between the Company and Roth.

(b)
Use of Proceeds

None.

(c)
Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c)
Insider Adoption or Termination of Trading Arrangements

No director or officer adopted or terminated a trading arrangement for the purchase of Company securities for the quarterly period ended June 30, 2025 that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement”, or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report:

		Incorporated by Reference
Exhibit No.	Description	Schedule/ Form	Exhibit Reference	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of Blaize Holdings, Inc.	8-K	3.1	1/17/2025
3.2	Amended and Restated Bylaws of Blaize Holdings, Inc.	8-K	3.2	1/17/2025
4.1	Registration Rights Agreement, dated as of January 13, 2025, by and among the Company and certain stockholders of Legacy Blaize named therein.	8-K	10.11	1/17/2025
4.2	Amended and Restated Registration Rights Agreement, dated as of January 13, 2025, by and among the Company, certain stockholders of BurTech named therein and certain stockholders of Legacy Blaize named therein.	8-K	10.1	1/17/2025
10.1	Form of Indemnification Agreement.	8-K	10.3	1/17/2025
10.2	Form of PIPE Subscription Agreement	8-K	10.1	1/8/2025
10.3	Stockholder Lock-Up Agreement, dated as of January 13, 2025, by and among the Company and certain stockholders of Legacy Blaize named therein.	8-K	10.12	1/17/2025
10.4	Noteholder Lock-Up Agreement, dated as of January 13, 2025, by and among the Company and certain securityholders of Legacy Blaize named therein.	8-K	10.13	1/17/2025
10.5	Secured Promissory Note and Pledge Agreement, dated as of January 13, 2025, by and among BurTech LP LLC and BurTech.	8-K	10.14	1/17/2025
10.6	Letter Agreement, dated as of January 13, 2025, by and among BurTech, Merger Sub, Blaize and Burkhan BurTech LP LLC and Blaize.	8-K	10.15	1/17/2025
10.7	Amended and Restated Blaize Holdings, Inc. Non-Employee Director Compensation Program.	10-Q	10.7	5/14/2025
10.8	Form of Stock Option Grant Agreement (Contingent Exercise) and Grant Notice under the Blaize, Inc. Amended and Restated 2011 Stock Plan.	8-K	10.22	1/17/2025
10.9	Common Stock Purchase Agreement, dated as of July 14, 2025, by and between the Company and B. Riley Principal Capital II, LLC.	8-K	10.1	7/15/2025
10.10	Registration Rights Agreement, dated as of July 14, 2025, by and between the Company and B. Riley Principal Capital II, LLC.	8-K	10.2	7/15/2025
10.11	Sales Partner Referral Agreement, dated as of June 30, 2025, by and between the Company and Burkhan LLC.	8-K	10.1	6/30/2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

BLAIZE HOLDINGS, INC.

Date: August 14, 2025	By:	/s/ Dinakar Munagala
Dinakar Munagala
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

Date: August 14, 2025	By:	/s/ Harminder Sehmi
Harminder Sehmi
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)