Form 10-Q
period 2025-09-30
Blaize Holdings, Inc.
filed 2025-11-13
CIK 1871638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 6, 2025, the registrant had 110,988,152 shares of common stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, changes in domestic and foreign business, market, financial, political and legal conditions; the expected benefits of the Business Combination, as defined in Note 1 included in Item 1. of Part I. of this Quarterly Report, are not obtained; the ability to meet stock exchange listing standards following the consummation of the Business Combination; the risk that the Business Combination disrupts current plans and operations of Blaize as a result of the consummation of the Business Combination; failure to realize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability of the combined company to grow and manage growth profitably, maintain relationships with customers and suppliers and retain its management and key employees; costs related to the Business Combination; changes in applicable law or regulations; the outcome of any legal proceedings that may be instituted against Blaize; the effects of competition on Blaize’s future business; the ability of the combined company to issue equity or equity-linked securities or obtain debt financing; the enforceability of Blaize intellectual property rights, including its copyrights, patents, trademarks and trade secrets, and the potential infringement on the intellectual property rights of others; risks related to human capital; risks related to cybersecurity and data privacy; the outcome of any government and regulatory proceedings and investigations and inquiries; and those factors in the other documents filed by Blaize from time to time with the U.S. Securities and Exchange Commission (“SEC”). The discussion in this Quarterly Report should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1. of Part I. of this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BLAIZE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of September 30,	As of December 31,
(Amounts in thousands, except shares and per share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$24,001	$50,237
Accounts receivable, net	10,218	55
Accounts receivable - related party, net	3,363	—
Inventories	8,782	8,561
Prepaid expenses and other current assets	8,418	14,837
Total current assets	54,782	73,690
Property and equipment, net	1,265	2,081
Deferred income tax assets	2,363	2,157
Operating lease right-of-use assets	1,692	1,773
Other assets	802	815
Total assets	$60,904	$80,516

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$15,112	$7,904
Accrued expenses and other current liabilities	10,537	11,996
Accrued expenses and other current liabilities - related party	384	—
Accrued loss on purchase commitments	601	603
Accrued compensation	2,610	1,613
Income tax payable	2,518	2,109
Operating lease liabilities, current	678	578
Working capital loan - related party	1,500	—
Advances from related party	2,857	—
Warrants	—	14,711
Convertible notes	—	148,629
Total current liabilities	36,797	188,143
Operating lease liabilities	948	1,166
Other earnout shares	20,561	—
Other liabilities	1,292	1,670
Total liabilities	59,598	190,979
Commitments and contingencies

Stockholders’ equity (deficit):
Common stock - $0.0001 par value; 600,000,000 and 136,562,809 shares authorized as of September 30, 2025 and December 31, 2024, respectively, and 106,754,588 and 48,376,052 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	11	5
Additional paid-in capital	634,154	318,783
Accumulated deficit	(632,859)	(429,251)
Total stockholders’ equity (deficit)	1,306	(110,463)
Total liabilities and stockholders’ equity (deficit)	$60,904	$80,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLAIZE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except shares and per share amounts)	2025	2024	2025	2024
Revenue
Hardware revenue	$10,528	$23	$11,592	$28
Software revenue	—	—	300	—
Hardware revenue - related party	1,124	—	2,486	—
Software revenue - related party	215	—	478	—
Engineering services revenue - related party	—	758	—	1,525
Total revenue	11,867	781	14,856	1,553
Cost of revenue	10,091	476	11,222	1,039
Gross profit	1,776	305	3,634	514

Operating expenses
Research and development	9,676	5,799	32,407	15,765
Selling, general and administrative	14,321	5,546	40,207	14,538
Selling, general and administrative - related party	—	—	455	—
Depreciation and amortization	364	251	1,011	688
Transaction costs	—	77	12,043	163
Total operating expenses	24,361	11,673	86,123	31,154
Loss from operations	(22,585)	(11,368)	(82,489)	(30,640)

Other expense, net
Debt financing charge on convertible notes	—	—	—	(464)
Gain (loss) on foreign exchange	(88)	31	(154)	(62)
Change in fair value of convertible notes	—	(15,398)	(165,703)	(25,921)
Change in fair value of warrants	—	(90)	(60,345)	1,255
Change in fair value of other earnout shares	(3,798)	—	105,463	—
Change in fair value of unissued shares of common stock	56	—	(244)	—
Change in fair value of committed equity facility	(63)	—	(63)	—
Other, net	241	1,273	149	1,677
Total other expense, net	(3,652)	(14,184)	(120,897)	(23,515)
Loss before income taxes	(26,237)	(25,552)	(203,386)	(54,155)

Provision for income taxes	21	55	222	348
Net loss	$(26,258)	$(25,607)	$(203,608)	$(54,503)
Net loss per share - basic and diluted	$(0.25)	$(1.47)	$(2.03)	$(3.12)
Weighted average shares outstanding - basic and diluted	103,585,681	17,478,371	100,130,737	17,466,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLAIZE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Redeemable Convertible		Common Stock Subject		Stockholders’ Equity (Deficit)
	Preferred Stock		to Possible Redemption		Common Stock		Treasury Stock		Additional	Accumulated	Total Stockholders’
(Amounts in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2024	34,712,525	$173,347	—	$—	13,663,527	$—	96,887	$—	$145,441	$(429,251)	$(283,810)
Retroactive application of recapitalization	(34,712,525)	(173,347)	—	—	34,712,525	5	(96,887)	—	173,342	—	173,347
Adjusted balance - beginning of period	—	—	—	—	48,376,052	5	—	—	318,783	(429,251)	(110,463)
Conversion of convertible notes	—	—	—	—	31,433,259	3	—	—	314,331	—	314,334
Net exercise of warrants	—	—	—	—	7,505,657	1	—	—	75,056	—	75,057
Merger and PIPE financing	—	—	2,854,242	33,061	11,408,957	1	—	—	(126,165)	—	(126,164)
Payment of shareholder note receivable	—	—	—	—	—	—	—	—	200	—	200
Issuance of common stock to advisors	—	—	—	—	873,486	—	—	—	2,538	—	2,538
Issuance of common stock warrants	—	—	—	—	—	—	—	—	167	—	167
Increase in redemption value	—	—	—	603	—	—	—	—	—	—	—
Redemption of common stock subject to possible redemption	—	—	(2,800,489)	(33,157)	—	—	—	—	—	—	—
Lapse of redemption	—	—	(53,753)	(507)	53,753	—	—	—	503	—	503
Exercises of stock options	—	—	—	—	15,080	—	—	—	18	—	18
Releases of restricted stock units	—	—	—	—	1,331,257	—	—	—	—	—	—
Common stock issued under the committed equity facility	—	—	—	—	5,673,734	1	—	—	20,388	—	20,389
Committed equity facility fee settled in common stock	—	—	—	—	83,353	—	—	—	243	—	243
Stock-based compensation	—	—	—	—	—	—	—	—	28,092	—	28,092
Net loss	—	—	—	—	—	—	—	—	—	(203,608)	(203,608)
Balance as of September 30, 2025	—	$—	—	$—	106,754,588	$11	—	$—	$634,154	$(632,859)	$1,306

	Redeemable Convertible		Common Stock Subject		Stockholders’ Deficit
	Preferred Stock		to Possible Redemption		Common Stock		Treasury Stock		Additional	Accumulated	Total Stockholders’
(Amounts in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of December 31, 2023	34,712,525	$173,347	—	$—	13,613,269	$—	96,887	$—	$141,496	$(368,056)	$(226,560)
Retroactive application of recapitalization	(34,712,525)	(173,347)	—	—	34,712,525	5	(96,887)	—	173,342	—	173,347
Adjusted balance - beginning of period	—	—	—	—	48,325,794	5	—	—	314,838	(368,056)	(53,213)
Exercise of stock options	—	—	—	—	27,821	—	—	—	80	—	80
Stock-based compensation	—	—	—	—	—	—	—	—	1,042	—	1,042
Net loss	—	—	—	—	—	—	—	—	—	(54,503)	(54,503)
Balance as of September 30, 2024	—	$—	—	$—	48,353,615	$5	—	$—	$315,960	$(422,559)	$(106,594)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLAIZE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Redeemable Convertible		Common Stock Subject		Stockholders’ Equity (Deficit)
	Preferred Stock		to Possible Redemption		Common Stock		Treasury Stock		Additional	Accumulated	Total Stockholders’
(Amounts in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of June 30, 2025	—	$—	—	$—	98,881,933	$10	—	$—	$601,781	$(606,601)	$(4,810)
Issuance of common stock to advisors	—	—	—	—	769,231	—	—	—	2,238	—	2,238
Exercises of stock options	—	—	—	—	15,080	—	—	—	18	—	18
Releases of restricted stock units	—	—	—	—	1,331,257	—	—	—	—	—	—
Common stock issued under the committed equity facility	—	—	—	—	5,673,734	1	—	—	20,388	—	20,389
Committed equity facility fee settled in common stock	—	—	—	—	83,353	—	—	—	243	—	243
Stock-based compensation	—	—	—	—	—	—	—	—	9,486	—	9,486
Net loss	—	—	—	—	—	—	—	—	—	(26,258)	(26,258)
Balance as of September 30, 2025	—	$—	—	$—	106,754,588	$11	—	$—	$634,154	$(632,859)	$1,306

	Redeemable Convertible		Common Stock Subject		Stockholders’ Deficit
	Preferred Stock		to Possible Redemption		Common Stock		Treasury Stock		Additional	Accumulated	Total Stockholders’
(Amounts in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance as of June 30, 2024	34,712,525	$173,347	—	$—	13,633,706	$—	96,887	$—	$142,221	$(396,952)	$(254,731)
Retroactive application of recapitalization	(34,712,525)	(173,347)	—	—	34,712,525	5	(96,887)	—	173,342	—	173,347
Adjusted balance - beginning of period	—	—	—	—	48,346,231	5	—	—	315,563	(396,952)	(81,384)
Exercise of stock options	—	—	—	—	7,384	—	—	—	38	—	38
Stock-based compensation	—	—	—	—	—	—	—	—	359	—	359
Net loss	—	—	—	—	—	—	—	—	—	(25,607)	(25,607)
Balance as of September 30, 2024	—	$—	—	$—	48,353,615	$5	—	$—	$315,960	$(422,559)	$(106,594)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLAIZE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Amounts in thousands)	2025	2024
Net cash used in operating activities:	$(57,290)	$(35,788)
Cash flows from investing activities:
Purchases of property and equipment	(707)	(1,165)
Net cash used in investing activities	(707)	(1,165)
Cash flows from financing activities:
Merger and PIPE financing, net of transaction costs	15,874	—
Funds held in escrow	503	—
Payment of deferred offering costs	(4,332)	(3,668)
Repayment of advances from related party	(114)	—
Proceeds from issuance of common stock, net of financing charge on the committed equity facility	20,024	—
Payment of committed equity facility transaction costs	(200)	—
Repayment of short-term demand notes	—	(4,750)
Proceeds from exercise of stock options	18	80
Proceeds from convertible notes	—	110,718
Net cash provided by financing activities	31,773	102,380
Net change in cash, cash equivalents and restricted cash	(26,224)	65,427
Cash, cash equivalents and restricted cash at beginning of period	50,488	3,213
Cash, cash equivalents and restricted cash at end of period	$24,264	$68,640
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$24,001	$68,640
Restricted cash (included within other assets)	263	—
Total cash, cash equivalents and restricted cash	$24,264	$68,640
Supplemental non-cash disclosures:
Capitalized deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$241	$864
Issuance of warrants with convertible notes	—	4,816
Operating lease asset obtained in exchange for new operating lease liabilities	431	—
Issuance of common stock under committed equity facility	243	—
Issuance of common stock to advisors	2,538	—
Conversion of convertible notes to common stock	314,334	—
Net exercise of warrants for common stock	75,056	—
Issuance of warrants for professional services	167	—
Issuance of common stock for shareholder note receivable	8,754	—
Redemption of common shares with cash held in escrow	33,157	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Organization and Description of Business

Organization and Description of Business

Blaize Holdings, Inc. (together with its subsidiaries, “Blaize,” or the “Company”) is headquartered in El Dorado Hills, California. The condensed consolidated financial statements of the Company, post-Merger (as defined below), include the accounts of the Company and its wholly owned subsidiaries. Prior to the Merger, the Company’s condensed consolidated financial statements included that of Legacy Blaize, as defined below, and included the accounts of Legacy Blaize and its wholly owned subsidiaries.

The Company designs and develops low-power, high-efficiency, programmable artificial intelligence (“AI”) edge computing hardware and software, offering edge computing solutions for AI data collection and processing, with a focus on smart vision and other AI applications for the smart city, defense, retail and enterprise markets.

Merger and Reverse Recapitalization

On January 13, 2025 (the “Closing Date”), the Company consummated the transaction (the “Merger”) contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 22, 2023 (as amended on April 22, 2024, October 24, 2024 and November 21, 2024), with BurTech Acquisition Corp. (“BurTech”), BurTech Merger Sub, Inc. (“Merger Sub”), Blaize, Inc. (“Legacy Blaize”), and for the limited purposes set forth therein, Burkhan Capital LLC (“Burkhan”), a Delaware limited liability company and an affiliate of BurTech. On the Closing Date, Merger Sub merged with and into Legacy Blaize, with Legacy Blaize surviving the Merger as a wholly owned subsidiary of the Company (together with the other transactions contemplated by the Merger Agreement, the “Business Combination”).

Concurrent with the Merger, BurTech was renamed Blaize Holdings, Inc. Beginning on January 14, 2025, Blaize’s common stock and warrants trade on The Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbols “BZAI” and “BZAIW”, respectively.

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

Prior to the Merger, BurTech LP, LLC (“BurTech LP”) was the sponsor of BurTech (the “Sponsor”) and with the close of the Merger, BurTech LP and its affiliated entities have remained a significant shareholder in Blaize.

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

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

Liquidity and Going Concern

The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which assumes that it will be able to meet its obligations and continue its operations during the twelve months following the issuance of these condensed consolidated financial statements. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Since the inception of the Company and through September 30, 2025, the Company has funded its operations primarily with cash flows from contributions from founders or other investors and other financing activities. The Company has incurred recurring losses and negative operating cash flows since its inception, including net losses of $203.6 million and $54.5 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had cash and cash equivalents of $24.0 million, and an accumulated deficit of $632.9 million.

On July 14, 2025, the Company entered into a Common Stock Purchase Agreement (the “Committed Equity Facility”) and a related Registration Rights Agreement with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the Committed Equity Facility, the Company has the right, but not the obligation, to sell to B. Riley up to an aggregate of $50.0 million in gross proceeds of newly issued shares of the Company’s common stock, subject to certain conditions and limitations, which will be used to further support the Company’s growth strategy (see Notes 2, 6 and 13).

The Company’s ability to continue to meet its obligations, to achieve its business objectives and continue as a going concern is dependent upon several factors, including its revenue growth rate, the timing and extent of spending to support further sales and marketing and research and development efforts. In order to finance its operations, the Company will need to raise additional financing. There can be no assurance that the Company will be able to raise additional financing.

As a result of the above, in connection with its assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that the Company’s liquidity condition raises substantial doubt about its ability to continue as a going concern through one year from the date that these condensed consolidated financial statements are issued.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, and all significant intercompany balances and transactions have been eliminated in consolidation for all periods presented. The Company has no other comprehensive income or loss, therefore net loss was equal to other comprehensive loss for all periods presented. The results of operations of any interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. The unaudited interim condensed consolidated financial statements should be read in conjunction with Blaize, Inc.’s consolidated financial statements and accompanying footnotes included in the Company’s Form 8-K/A filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2025, which provides a more complete discussion of the Company’s accounting policies and certain other information.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Such estimates and assumptions include, but are not limited to, those related to revenue recognition, the allowance for credit losses, the net realizable value of inventory, the useful lives of long-lived assets, the incremental borrowing rate used in calculating operating lease right of use assets, the accounting for income taxes, the estimates used to evaluate the recoverability of long-lived assets, and the estimated fair values of historical convertible notes and legacy warrants, the Other Earnout Shares, the Committed Equity Facility, unissued shares of common stock, and stock-based compensation expense. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents in the condensed consolidated financial statements. The Company’s cash equivalents are primarily comprised of U.S. Government treasury securities, mutual funds, and money market funds. The Company has cash deposits in a financial institution that, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

As of September 30, 2025 and December 31, 2024, the Company had cash and cash equivalents balances in excess of domestic and international insurance limits of $23.1 million and $49.3 million, respectively.

As of September 30, 2025, the Company held $3.8 million in mutual funds and less than $0.1 million in U.S. Government money market funds, while as of December 31, 2024, the Company held $30.6 million in U.S. Government treasury securities, $9.2 million in U.S. Government money market funds, and $5.1 million in mutual funds (see Note 5).

Restricted Cash

Restricted cash represents cash balances held as security deposits related to international payment services. As of September 30, 2025 and December 31, 2024, restricted cash of $0.3 million was included within other assets on the condensed consolidated balance sheets.

Accounts Receivable, net

Accounts receivable, net is recorded at the invoiced amount and does not accrue interest. The allowance for credit losses is the Company’s estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines that allowance based upon a review of each receivable and all known factors that could affect collectability. These factors include but are not limited to a customer’s past payment performance, customer financial condition, general economic or industry conditions and disputes regarding the invoiced amount or the product or service rendered. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for credit losses was $0.4 million as of September 30, 2025 and December 31, 2024.

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

Deferred Offering Costs

Deferred offering costs consist of direct incremental legal, consulting and banking fees incurred from issuing securities. The Company’s deferred offering costs primarily relate to offering costs associated with the Merger (see Note 3), as well as offering costs associated with future equity financing arrangements.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

Upon the consummation of the Merger, the related offering costs that had been capitalized were fully expensed within transaction costs on the condensed consolidated statement of operations during the nine months ended September 30, 2025. As of September 30, 2025, there was $0.2 million of capitalized deferred offering costs in relation to future equity financing arrangements, and as of December 31, 2024, there was $11.1 million of deferred offering costs in relation to the Merger, respectively, included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Impairment of Long-Lived Assets

Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the Company estimates the expected undiscounted future cash flows from the use of those assets and their eventual disposition (without any allocated debt financing charges). If the sum of the expected undiscounted future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. For the three and nine months ended September 30, 2025 and 2024, the Company did not recognize any impairment expense related to its long-lived assets.

Embedded Derivative Evaluation

The Company evaluates the terms of its debt instruments and other contracts to determine if those contracts or any identified embedded features, including embedded conversion options or redemption features, are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where a host instrument contains more than one embedded derivative instrument, including a conversion option, that is required to be bifurcated, the bifurcated derivative instruments would be accounted for as a single, compound derivative instrument. Any identified and bifurcated embedded derivatives are initially recorded at fair value and are revalued at each reporting date with changes in the fair value reported as non-operating income or expense.

Committed Equity Facility

The Company evaluated the Committed Equity Facility to determine whether it should be accounted for under ASC 815, Derivatives and Hedging (“ASC 815”) and concluded that it is an equity-linked contract that does not qualify for equity classification (see Notes 1, 6 and 13). As a result, the Committed Equity Facility is considered to be a freestanding purchased put right and should be accounted for as a derivative with fair value accounting. Changes in the fair value of the Committed Equity Facility will be recorded on the condensed consolidated statements of operations.

Additionally, the Company analyzed the subsequent draws on the Committed Equity Facility and determined that each draw would be considered a forward contract and should be accounted for individually as derivatives with fair value accounting. As of September 30, 2025, the forward contracts from subsequent draws on the Committed Equity Facility were insignificant.

Legacy Blaize Convertible Notes

Prior to the consummation of the Merger, the Company accounted for its convertible notes, some of which contained predominantly fixed rate conversion features under ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The Company elected to account for its convertible notes at fair value at each period end pursuant to ASC 825, Financial Instruments wherein changes in the fair value were recorded as change in fair value of convertible notes in the condensed consolidated statements of operations. The convertible notes were remeasured just prior to the date of the Merger, and upon the closing of the Merger, the convertible notes were fully converted into shares of common stock (see Note 3 and Note 5).

Legacy Warrants

Prior to the consummation of the Merger, the Company had issued freestanding warrants in connection with certain of its convertible debt agreements and preferred stock issuances which were recorded as current liabilities on the condensed consolidated balance sheets at their estimated fair value. At initial recognition, the warrants were recorded at their estimated fair value calculated using the Black-Scholes-Merton (“Black-Scholes”) option pricing model (see Note 10). The liability associated with these warrants was subject to fair value remeasurement at each balance sheet date, with changes in fair value recorded in change in the fair value of warrants on the condensed consolidated statements of operations. The warrants were remeasured just prior to the date of the Merger and, upon the consummation of the Merger, the warrants were fully converted into shares of common stock.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

Earnout Shares

In connection with the Merger, Legacy Blaize shareholders and employee equity award holders (including holders of stock options and restricted stock units (“RSUs”) are entitled to receive up to 15,000,000 shares of common stock and Burkhan has the right to receive up to 2,600,000 shares of common stock. (collectively, the “Earnout Shares”) (see Note 3).

Earnout Shares issued to eligible Legacy Blaize employee equity award holders (“Employee Earnout Shares”) are considered a compensatory award and are accounted for under ASC 718, Share-Based Compensation. Further, these Employee Earnout Shares have been determined to be equity classified and accordingly, will not be remeasured at each reporting date.

Earnout Shares issued to Burkhan and Legacy Blaize shareholders not within the scope of ASC 718 (the “Other Earnout Shares”), were evaluated by management under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815. The Company determined that the Other Earnout Shares are freestanding and not liability-classified under ASC 480 but represented a structured forward contract pursuant to ASC 815, which resulted in liability classification (see Note 3). Therefore, the Company considers the Other Earnout Shares a derivative liability and will remeasure the Other Earnout Shares at each reporting date, with changes in the fair value recorded on the condensed consolidated statements of operations.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance, as well as each subsequent reporting period end while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company analyzed the warrants issued in BurTech’s Initial Public Offering (“Public Warrants”), warrants included in the private placement Units (the “Private Warrants”), and warrants issued to advisor for services (the “Common Stock Warrants”) and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480. As of September 30, 2025, the Company’s outstanding public warrants and private warrants met all the requirements for equity classification under ASC 815 and therefore were classified as equity. As of December 31, 2024, Legacy Blaize warrants were classified as liabilities, as described above.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

Revenue Recognition

The Company derives all its revenue from contracts with customers, including sales of hardware and software products and engineering services, all as further described below. The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”), in which it determines revenue recognition through the following steps:

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

Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on each performance obligation’s relative standalone selling price.

Step 5: Recognize revenue when the company satisfies a performance obligation.

Revenue is recognized at the time the related performance obligation is satisfied by transferring the control of the promised service to a customer. Revenue in respect of services, including nonrecurring engineering services or marketing services, is recognized over the contractual terms during which the Company provides services over a period of time. Hardware revenue is recognized at a point in time when the product is shipped.

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

The Company’s license and development arrangements entail revenue from the licensing of its intellectual property (“IP”) and also include revenue from engineering services to configure the Company’s IP and hardware to a customer’s needs. For each contract, the Company considers the promise to deliver a license that grants the customer the right to use the IP, as well as any professional services provided under the contract, as distinct performance obligations. The Company recognizes licensing revenue from such arrangements over the term of the arrangements and recognizes professional services over time as the services are provided. The Company measures progress to completion based on actual costs incurred to date as a percentage of the estimated total cost required to complete the project.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Balance as of beginning of period	$35	$2,462	$—	$1,100
Additions to deferred revenue(1)	39	—	74	1,729
Deferred revenue recognized(1)	(9)	(735)	(9)	(1,102)
Balance as of end of period	$65	$1,727	$65	$1,727

(1) Additions to deferred revenue and deferred revenue recognized during the three and nine months ended September 30, 2025 are from related parties (see Note 16).

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

Cost of Revenue

Cost of revenue is primarily comprised of the cost of semiconductors purchased from contract manufacturers, including wafer fabrication, assembly, testing and packaging, board, and device costs as well as indirect costs such as inventory carrying costs and inventory valuation reserves. In addition, cost of revenue also includes direct labor costs when applicable. There is no depreciation and amortization allocable to cost of revenue; however, if such depreciation and amortization expense were to be incurred, it would be allocated to cost of revenue.

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

Stock-Based Compensation

The Company recognizes the cost of stock options granted to employees, consultants, and directors based on the fair value of those awards at the date of grant over the requisite service period. The fair value of stock options granted is determined using the Black-Scholes option pricing model using various inputs, including Company estimates of expected share price volatility, term, risk-free rate and future dividends. The Company has elected the simplified method to determine the expected term of the option grants.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

The Company also grants RSUs to employees, consultants, and directors which vest upon the satisfaction of a service-based condition. The fair value of RSUs is determined based on the fair value of common stock at the date of grant. Due to the Merger that occurred during the nine months ended September 30, 2025, the Company recorded cumulative stock-based compensation using the accelerated attribution method for those RSUs for which the service condition was satisfied prior to the Merger, and will record the remaining unrecognized stock-based compensation over the remainder of the requisite service period (see Note 14). Forfeitures are recognized as they occur.

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

The carrying amounts of cash, accounts receivable (including from related parties), prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities (including to related parties), accrued compensation, accrued loss on purchase commitments, and working capital loans approximate their fair values due to their short-term maturities.

Foreign Currency

The Company’s reporting and functional currency is the United States dollar (“USD”). The local currencies of its foreign subsidiaries are the Indian rupee and British pound, however, the functional currency of its foreign subsidiaries is also the USD. Monetary assets and liabilities denominated in currencies other than USD are remeasured into USD at current exchange rates and nonmonetary assets and liabilities are measured at historical exchange rates. Revenues, cost of revenues, and operating expenses are remeasured at the average exchange rates in effect during each reporting period. The resulting transaction gains or losses are recognized in other, net, in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2025 and 2024, foreign currency transaction gains and losses were immaterial.

Concentration of Credit Risk

The Company’s cash and cash equivalents are primarily on deposit at high-credit quality financial institutions or invested in U.S. Government treasury securities, mutual funds, and money market funds. The Company’s cash accounts in a financial institution may at times exceed the FDIC insurance coverage of $250,000. Investments in money markets are not insured or guaranteed by the FDIC or any other government agency.

The Company is exposed to credit risk in the event of nonpayment by customers up to the amounts recorded on the consolidated balance sheets. The Company manages its accounts receivable credit risk through ongoing credit evaluation of the financial condition of its customers.

As of September 30, 2025, two customers, one a related party (see Note 16), accounted for approximately 25% and 65% of the Company’s accounts receivable. As of December 31, 2024, one customer accounted for approximately 98% of the Company’s accounts receivable.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

Historically, a relatively small number of customers have accounted for a significant portion of the Company’s revenue. The following table presents the Company’s significant customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Customer A (See Note 16)	*	97%	*	77%
Customer B (See Note 16)	*	*	*	21%
Customer C (See Note 16)	11%	*	20%	*
Customer D	88%	*	70%	*

* Defined as less than 10% for the period.

Net Loss Per Share

The Company applies the treasury stock method to determine the dilutive effect of potentially dilutive securities, including warrants, and the if-converted method to determine the dilutive effect of any potentially dilutive convertible securities. The Company’s only participating securities for the three and nine months ended September 30, 2025 and 2024 are shares of the Company’s common stock, and any dividends declared on the common stock would be forfeitable if not vested. Since the Merger was accounted for as a reverse recapitalization, net loss per share has been retroactively adjusted for periods ended prior to the Merger.

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common stock outstanding during the period, without consideration of potentially dilutive securities. Shares used in the calculation of basic net loss per common share includes vested but unissued shares of common stock that the Company is contractually obligated to issue.

There are no potentially dilutive securities included in the Company’s diluted net loss per share calculation for the three and nine months ended September 30, 2025 and 2024, as the effect of any potentially dilutive security is anti-dilutive due to the net losses in those periods.

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

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This ASU clarifies guidance in Topic 820 and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The Company adopted this standard on January 1, 2025. The adoption of this standard did not have an impact on its condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances the transparency and decision usefulness of income tax disclosures. This guidance is effective for the Company for the year ended December 31, 2025. The Company is currently evaluating the impact that the adoption of this ASU will have on its condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This ASU clarifies guidance on the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment. This guidance is effective for the Company beginning on January 1, 2026, and early adoption is permitted, although the Company does not plan to early adopt. The Company is currently evaluating the impact that the adoption of this ASU will have on its condensed consolidated financial statements.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses. This ASU requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the notes to the condensed consolidated financial statements. This guidance is effective for the Company beginning on January 1, 2027, and early adoption is permitted, although the Company does not plan to early adopt. The Company is currently evaluating the impact of the adoption of this standard.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. This guidance is effective for the Company beginning on January 1, 2026, and early adoption is permitted, although the Company does not plan to early adopt. The amendments in this ASU should be applied prospectively. The Company is currently evaluating the impact of the adoption of this standard.

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

Other Arrangements entered into at time of Merger or assumed upon the consummation of the Merger:

Public and Private Placement Warrants

Upon the consummation of the Merger, BurTech’s 28,750,000 public warrants and 898,250 private warrants, both outstanding immediately prior to the consummation of the Merger, became warrants of the Company.

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

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

Shareholder Note Receivable

Immediately prior to the consummation of the Merger, BurTech LP, a related party, issued a secured promissory note and pledge agreement (the “Shareholder Note”) to BurTech in the principal amount of $8.8 million in exchange for 750,000 shares of common stock. The principal of the Shareholder Note will decrease when BurTech LP pays for transaction costs that the Company assumed from BurTech in the Merger. The Shareholder Note bears interest at 7.0%, compounded annually on December 31 of each year and is secured by 2,000,000 shares of the Company’s common stock owned by BurTech LP. During the three and nine months ended September 30, 2025, payments of zero and $0.2 million, respectively, were made under the Shareholder Note. As of September 30, 2025, the outstanding principal of the Shareholder Note was $8.6 million, included in additional paid-in capital on the condensed consolidated financial statements.

Non-Redemption Agreements

On December 31, 2024 and through January 13, 2025, BurTech, BurTech LP and Legacy Blaize entered into Non-Redemption Agreements with several unaffiliated stockholders of BurTech (each, an “Investor”) who agreed not to redeem (or validly rescind any redemption requests on) their shares of common stock (“Non-Redeemed Shares”). These Non-Redeemed Shares were exchanged for shares of the Company’s common stock and are held in a separate escrow account. In exchange for the foregoing commitments not to redeem the Non-Redeemed Shares, the Company and BurTech LP agreed to guarantee that each Investor receives a return of $1.50 per Non-Redeemed Share above the initial $11.57 per share (for a total redemption value of $13.07 per Non-Redeemed Share) held in the related cash escrow account if the Investor sells the Non-Redeemed Shares in the open market. The funds in the related cash escrow account are sufficient to fulfill the Company’s redemption obligation under the Non-Redemption Agreement. Starting 90 days after the Closing Date through 180 days after the Closing Date, each Investor has the right to exercise a put option to receive $13.07 per Non-Redeemed Share. The Sponsor, and not the Company, is contractually obligated for the $1.50 per share above the $11.57 held in cash escrow as it relates to the put option. Accordingly, the Company did not recognize a non-redemption liability as of the Closing Date or September 30, 2025.

The following table reconciles the elements of the Merger to the condensed consolidated statement of cash flows and the condensed consolidated statement of stockholders’ equity (deficit) for the nine months ended September 30, 2025:

(Amounts in thousands)	Recapitalization
Cash - BurTech trust and cash, net of redemptions	$37,259
Less: Non-redemption escrow	(33,061)
Cash - PIPE	15,295
Less: transaction costs and advisory paid by BurTech	(3,619)
Net cash proceeds from Merger	15,874
Other earnout shares	(126,025)
Non-cash net liabilities assumed from BurTech	(16,013)
Total Merger and PIPE financing	$(126,164)

The number of shares of common stock outstanding immediately following the consummation of the Merger:

BurTech Class A common stock, outstanding prior to the Merger	10,816,995
Sponsor forfeiture	(2,000,000)
BurTech Class A common stock subject to redemption, outstanding prior to the Merger	4,104,543
Shareholder Note receivable	750,000
Redemption of BurTech Class A common stock	(937,844)
BurTech Class A Shares in non-redemption escrow	(2,854,242)
Class A common stock of BurTech	9,879,452
PIPE shares	1,529,500
BurTech Class B common stock, outstanding prior to the Merger	5
Merger and PIPE financing shares	11,408,957
Legacy Blaize shares	87,314,968
Issuance of common stock to advisors	94,949
Common stock immediately after the Merger	98,818,874

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

The number of Legacy Blaize shares was determined as follows:

	Legacy Blaize Shares	Legacy Blaize Shares After Conversion
Common stock	17,518,791	13,663,527
Conversion of redeemable convertible preferred stock	44,506,781	34,712,525
Conversion of convertible notes	40,302,382	31,433,259
Net exercise of legacy warrants	9,623,432	7,505,657
Common stock immediately after the Merger	111,951,386	87,314,968

Earnout Share Arrangements

Legacy Blaize shareholders, Legacy Blaize employee equity award holders (including stock options and RSUs) and Burkhan are entitled to Earnout Shares in four tranches upon the occurrence of four separate Triggering Events (defined below), if they occur between January 13, 2025 and January 13, 2030 (the “Earnout Period”). The Triggering Events are driven by whether the Company’s closing share price on 20 trading days out of 30 consecutive trading days equals or exceeds defined per share thresholds in each tranche as follows:

•
If the price of the Company’s common stock is greater than or equal to $12.50 per share, 3,750,000 Earnout Shares to Legacy Blaize shareholders and Legacy Blaize employee equity award holders and 650,000 Earnout Shares to Burkhan will be issued; and
•
If the price of the Company’s common stock is greater than or equal to $15.00 per share, an additional 3,750,000 Earnout Shares to Legacy Blaize shareholders and Legacy Blaize employee equity award holders and an additional 650,000 Earnout Shares to Burkhan will be issued; and
•
If the price of the Company’s common stock is greater than or equal to $17.50 per share, an additional 3,750,000 Earnout Shares to Legacy Blaize shareholders and Legacy Blaize employee equity award holders and an additional 650,000 Earnout Shares to Burkhan will be issued; and
•
If the price of the Company’s common stock is greater than or equal to $20.00 per share, an additional 3,750,000 Earnout Shares to Legacy Blaize shareholders and Legacy Blaize employee equity award holders and an additional 650,000 Earnout Shares to Burkhan will be issued (each a “Triggering Event” and collectively, the “Triggering Events”).

Employee Earnout Shares

Company employees entitled to receive Employee Earnout Shares must provide service through the date the target is achieved and if an employee departs, the forfeited Employee Earnout Shares are reallocated to Legacy Blaize shareholders and the remaining pool equity award holders who received the right to the Earnout Shares on the Closing Date. The reallocated shares are considered a forfeiture of the original award and grant of a new award.

The estimated fair value of the Employee Earnout Shares was $82.9 million, assuming the service conditions are met and assuming no forfeitures. Each Triggering Event, as defined, is considered a market condition. The requisite service condition is the period of time it takes to achieve all four market conditions. As this is not explicitly stated in the earnout arrangement, the service period is implied from the expected period over which the shares are expected to achieve the market condition. Under this guidance, the award is measured at fair value at the grant (or issue) date using the Monte Carlo simulation model and expense is recognized over the derived service period of 5 years.

During the three and nine months ended September 30, 2025, the Company recorded $3.8 million and $11.4 million, respectively, in stock-based compensation expense related to the Employee Earnout Shares. During the three and nine months ended September 30, 2025, 182,180 and 237,669 Employee Earnout Shares, respectively, were forfeited due to employee terminations. As of September 30, 2025, there was $68.6 million of total unrecognized compensation cost related to the Employee Earnout Shares.

Other Earnout Shares

The fair value of the derivative liability associated with the Other Earnout Shares is dependent upon, among other things, changes in the closing share price of the Company’s common stock and the probability of each Triggering Events being achieved. As certain inputs are not observable in the market, the Other Earnout Shares are classified as a Level 3 instrument within the fair value hierarchy (see Note 5). The Company adjusts the previous fair value of the Other Earnout Shares at each reporting period based on changes to the Company’s expected share price volatility, as well as other factors which impact the Company’s expectation of settlement timing and achieving the Triggering Events.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

Note 4. Revenue

Disaggregation of Revenue

The following table presents the Company’s revenue information by customer geographical region:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Asia Pacific	$10,445	$—	$11,411	$333
North America	1,338	779	3,312	1,215
Other	84	2	133	5
Total revenue	$11,867	$781	$14,856	$1,553

The following provides a disaggregation of revenue based on the method of revenue recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Revenue recognized at a point in time	$11,858	$24	$14,847	$360
Revenue recognized over time	9	757	9	1,193
Total revenue	$11,867	$781	$14,856	$1,553

Note 5. Fair Value Measurements

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy:

	As of September 30, 2025
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$3,836	$—	$—	$3,836
U.S. Government money market funds	41	—	—	41
Committed equity facility	—	—	125	125
Total assets, measured at fair value	$3,877	$—	$125	$4,002

Liabilities:
Unissued shares of common stock	$155	$—	$—	$155
Other earnout shares	—	—	20,561	20,561
Total liabilities, measured at fair value	$155	$—	$20,561	$20,716

	As of December 31, 2024
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government treasury securities	$30,580	$—	$—	$30,580
U.S. Government money market funds	9,247	—	—	9,247
Mutual funds	5,067	—	—	5,067
Total assets, measured at fair value	$44,894	$—	$—	$44,894

Liabilities:
2023 convertible notes	$—	$—	$132,687	$132,687
Pay-to-Play convertible notes	—	—	15,942	15,942
Legacy warrants	—	—	14,711	14,711
Total liabilities, measured at fair value	$—	$—	$163,340	$163,340

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

Level 1 instruments consisted of mutual funds, U.S. Government money market funds and U.S. Government treasury securities, because they were valued using quoted prices in active markets and can be redeemed on any business days with an intermediary. Additionally, the accrued liability associated with unissued shares of common stock due to advisors of the Company under service contracts is included as a Level 1 instrument in accrued expenses and other current liabilities on the condensed consolidated balance sheet as of September 30, 2025, as it uses the Company’s share price as of period end for remeasurement.

Level 3 instruments consist of the Other Earnout Shares (see Note 3), the day-one put right and subsequent-draw forward contracts associated with the Committed Equity Facility (see Notes 6 and 13) as well as the historical convertible notes and legacy warrants.

Changes in the fair value measurement of Level 3 instruments are related to unrealized gains (losses) resulting from the remeasurement of the historical convertible notes and legacy warrants (see Notes 9 and 10), the unissued shares of common stock, the Other Earnout Shares, and the Committed Equity Facility (see Notes 6 and 13). The respective changes for remeasurement are reflected in the change in fair value of convertible notes, change in fair value of warrants, change in fair value of the other earnout shares and change in fair value of committed equity facility in the condensed consolidated statements of operations.

The change in the fair values of the Company’s Level 3 instruments during the three and nine months ended September 30, 2025 and 2024, were as follows:

(Amounts in thousands)	Committed equity facility	Pay-to-Play convertible notes	2023 convertible notes	Legacy warrants	Other earnout shares	Total
Balance as of December 31, 2024	$—	$15,942	$132,687	$14,711	$—	$163,340
Issuance of other earnout shares	—	—	—	—	126,024	126,024
Committed equity facility - day one put option	443	—	—	—	—	443
Committed equity facility - drawdown forward contracts	(255)	—	—	—	—	(255)
Change in estimated fair value	(63)	27,232	138,471	60,345	(105,463)	120,522
Conversion to common stock	—	(43,174)	(271,158)	(75,056)	—	(389,388)
Balance as of September 30, 2025	$125	$—	$—	$—	$20,561	$20,686

(Amounts in thousands)	Committed equity facility	Pay-to-Play convertible notes	2023 convertible notes	Legacy warrants	Other earnout shares	Total
Balance as of June 30, 2025	$—	$—	$—	$—	$16,763	$16,763
Committed equity facility - day one put option	443	—	—	—	—	443
Committed equity facility - drawdown forward contracts	(255)	—	—	—	—	(255)
Change in estimated fair value	(63)	—	—	—	3,798	3,735
Balance as of September 30, 2025	$125	$—	$—	$—	$20,561	$20,686

(Amounts in thousands)	Committed equity facility	Pay-to-Play convertible notes	2023 convertible notes	Legacy warrants	Other earnout shares	Total
Balance as of December 31, 2023	$—	$14,641	$18,064	$3,730	$—	$36,435
Issuance of 2023 convertible notes and related warrants	—	—	105,902	4,816	—	110,718
Issuance of common stock warrants	—	—	—	464	—	464
Change in estimated fair value	—	1,336	24,585	(1,255)	—	24,666
Balance as of September 30, 2024	$—	$15,977	$148,551	$7,755	$—	$172,283

(Amounts in thousands)	Committed equity facility	Pay-to-Play convertible notes	2023 convertible notes	Legacy warrants	Other earnout shares	Total
Balance as of June 30, 2024	$—	$16,042	$133,088	$7,665	$—	$156,795
Change in estimated fair value	—	(65)	15,463	90	—	15,488
Balance as of September 30, 2024	$—	$15,977	$148,551	$7,755	$—	$172,283

There were no transfers between Level 1, Level 2, or Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2025 and 2024.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

Note 6. Derivatives

The Company does not use derivatives to manage financial risks or as an economic hedge. The Company’s derivatives are comprised of the structured forward contract related to the Other Earnout Shares (see Notes 2, 3 and 5), the day-one put option and the subsequent forward contracts related to the Committed Equity Facility (see Notes 5 and 13).

The Other Earnout Shares, issued upon the consummation of the Merger, were determined to represent a freestanding structured forward contract as the Other Earnout Share were issued for nominal or no apparent consideration, and contain the essential characteristics inherent in a derivative instrument, including an underlying security, a notional amount, and a mechanism for net settlement, as the terms provide for the delivery of a variable number of shares of the Company’s common stock, or equivalent value, based on changes in the underlying market price.

The Committed Equity Facility, upon execution on July 14, 2025, was considered a freestanding purchased put right, and each draw on the Committed Equity Facility is considered an embedded forward contract. The put right was issued for nominal or no apparent consideration, and has the essential characteristics inherent in a derivative instrument of a notional amount, an underlying security, and a mechanism for net settlement. The derivative asset related to the forward contracts embedded within the Committed Equity Facility is included within prepaid expenses and other current assets on the condensed consolidated balance sheets as of September 30, 2025.

Note 7. Inventories

Inventories consist of the following:

	As of September 30,	As of December 31,
(Amounts in thousands)	2025	2024
Raw materials	$7,432	$7,410
Work in progress	446	1,064
Finished goods	904	87
Total inventories	$8,782	$8,561

Note 8. Income Taxes

During the three and nine months ended September 30, 2025, the Company recorded provision for income taxes of less than $0.1 million and $0.2 million, respectively, which represented effective tax rates of (0.1)% and (0.1)%, respectively, while during the three and nine months ended September 30, 2024, the Company recorded a provision for income taxes of $0.1 million and $0.3 million respectively, which represented effective tax rates of (0.2)% and (0.6)%, respectively. The effective income tax rates for the three and nine months ended September 30, 2025 and 2024 are different from the U.S. federal statutory rate of 21.0% due to a full valuation allowance.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The Company is in the process of evaluating the impact of OBBBA on its condensed consolidated financial statements. Any results of such evaluations will be reflected in the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Note 9. Convertible Notes and Demand Notes

Pay-to-Play Convertible Notes

In December 2022, in connection with the Company’s 2022 Pay-to-Play (“P2P”) transaction (the “P2P Transaction”), the Company entered into a Note Purchase and Exchange Agreement (“2022 P2P NPA”) with a group of lenders (each, a “Lender” and collectively, the “Lenders”). In January and February of 2023, the Company received $9.3 million in proceeds from the issuance of P2P Notes. Amounts received in 2022 and 2023 are referred to collectively as the “P2P Notes” (see Note 16). Pursuant to the 2022 P2P NPA, each Lender will pay the Company an agreed upon amount (“Consideration”) in return for one or more promissory notes. The P2P Notes had an initial 24-month term from the date of the 2022 P2P NPA, which is December 9, 2024.

The 2022 P2P NPA provided that the P2P Notes would be converted upon the consummation of the Merger and that, at such time, all outstanding principal and unpaid accrued interest due on the P2P Notes shall be converted into common stock.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

The Company elected to measure the P2P Notes in their entirety, for the respective period issued, at fair value with changes in fair value reported in a single line in the condensed consolidated statements of operations. The notes were fair valued using a scenario-based method, considering varying levels of participation and four future event scenarios: Next Equity Financing, Maturity Conversion, Corporate Transaction, and Default. The conversion payout was calculated for each assumed event scenario, with probabilities estimated by management. The payout of the P2P Notes under each event scenario were discounted back to the valuation date using a discount rate aligned with the Company’s credit rating and the weighted average present value of each scenario used for the fair value of the P2P Notes. Upfront costs and fees related to items for which the fair value option is elected must be recognized immediately. As such issuance costs (warrants) and fees associated with the convertible notes were recognized in current earnings.

Under the terms of the 2022 P2P NPA, any existing investor that purchased any P2P Note received the right to exchange the common stock held following the November 30, 2022 conversion event, for a number of shares of shadow preferred stock mirroring the respective classes of preferred stock held prior to the conversion (the “Pull-Through Exchange”), however, all Senior Series D shareholders received an automatic pull-through of their converted common stock into their respective Senior Series D Shadow preferred stock regardless of whether they invested in a P2P Note. The exchange was calculated using a defined “Exchange Formula” based on the existing investor’s amount of investment in the P2P Note in relation to the designated pro-rata share portion of the Insider Amount. To the extent that an eligible existing investor purchased P2P Notes representing less than its pro rata portion of the Insider Amount, such investor’s converted common stock remained as converted common stock for that portion equal to the shortfall in its pro-rata contribution. Additionally, investors in the P2P Notes also received warrants (the “P2P Warrants”) whose total exercise price is determined based on the timing of investment as well as the level of investor participation vis-à-vis each investor’s designated pro-rata portion.

In November 2023, the Company entered into an Exchange Agreement with eligible common shareholders, as defined, whereby each participating eligible common shareholder received a P2P Note, subject to the same terms as existing P2P Notes with the exception that the P2P Notes issued to these common shareholders did not include the right to receive P2P Warrants. Proceeds received under the Exchange Agreement totaled $0.1 million.

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

During the year ended December 31, 2024, the Company received $110.7 million in additional proceeds from the issuance of 10.0% secured convertible notes under the 2023 NPA. The 2023 NPA was amended and restated on April 22, 2024 to accommodate a new group of lenders, the “Final Closing Lenders,” defined as any lender who purchases a related convertible note on or after April 22, 2024. The conversion price upon a SPAC Transaction for a Final Closing Lender is defined as a price per share that would entitle the Final Closing Lender to receive a number of BurTech Class A common stock equal to the outstanding principal and accrued interest divided by five. In addition, the per share exercise price of the related 2023 Convertible Note Warrants upon a SPAC Transaction was amended to $11.50.

As of the April 22, 2024 amendment, the convertible notes were subject to automatic conversion upon the consummation of a SPAC Transaction. Investors in these secured convertible notes also received warrants to purchase equity shares of the Company.

Of the $110.7 million in proceeds received during the year ended December 31, 2024, $11.5 million was received from BurTech (see Note 1), $2.4 million from miscellaneous parties, and $96.8 million from a separate third-party group of investors (the “RT Parties”) in connection with an agreement to provide convertible note financing of up to $125.0 million (the “Blaize Note Financing Agreement”). Under this separate agreement, the RT Parties and their transferees or distributees were not required to execute any lock-up or similar agreement restricting transfer or disposition of all shares of the Company’s common stock issuable upon the conversion of the notes, all Company shares issuable upon the exercise of warrants issued to the RT Parties, and all securities of Blaize to be issued to the RT Parties upon the consummation of the Merger.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

The Company elected to measure the 2023 Convertible Notes in their entirety at fair value with changes in fair value reported in a single line in the condensed consolidated statements of operations. The 2023 Convertible Notes were fair valued using a scenario-based method, considering five future event scenarios: Next Equity Financing, Maturity Conversion, SPAC Conversion, Corporate Transaction, and Default. The conversion payout was calculated for each assumed event scenario, with probabilities estimated by management. The payout of the 2023 Convertible Notes under each event scenario were discounted back to the valuation date using a discount rate aligned with the Company’s credit rating and the weighted average present value of each scenario used for the fair value of the 2023 Convertible Notes.

Upfront costs and fees related to items for which the fair value option is elected must be recognized immediately. As such, issuance costs (warrants) and fees associated with the convertible notes were recognized in earnings in the years that they were issued.

One investor who purchased a 2023 Convertible Note also received an RSU grant for a total of 6,000,000 RSUs (see Note 16), which vested in full in the year ended December 31, 2023.

Upon the consummation of the Merger, as provided by the terms of the 2023 Convertible Note Agreement, the outstanding 2023 Convertible Notes were converted, at the discretion of the holders, to shares of common stock (see Note 3). The warrants issued in conjunction with the 2023 Convertible Notes were not exercised.

Working Capital Loan

On February 1, 2023, BurTech issued an unsecured convertible promissory note to BurTech LP (the “Working Capital Loan”), pursuant to which it borrowed $1.5 million for general corporate purposes. Such loan may, at BurTech LP’s discretion, be converted into shares of common stock, the number of shares of which will be determined by dividing the sum of the outstanding principal amount by $10.00. The Working Capital Loan will not bear interest and will be repayable, if not converted or repaid on the effective date of the Merger. The maturity date of the Working Capital Loan may be accelerated upon the occurrence of an event of default (as defined under the Working Capital Loan). As of September 30, 2025 and December 31, 2024, the Company had outstanding Working Capital Loans of $1.5 million and zero, respectively.

Advances from Related Party

On January 13, 2025, BurTech LP provided working capital and extension deposits on behalf of BurTech. These amounts are reflected on the condensed consolidated balance sheets as advances from related party. These advances are non-interest bearing and payable on demand. As of September 30, 2025 and December 31, 2024, the Company had outstanding advances from the related party in the amount of $2.9 million and zero, respectively.

Note 10. Warrants

Legacy Warrants

In connection with the Company’s various historical debt and equity financing arrangements, the Company had previously issued convertible preferred stock warrants to purchase shares of its various series of convertible preferred stock.

The convertible preferred stock warrants were classified as liabilities, with changes in fair value recorded through earnings, as the underlying convertible preferred shares could be redeemed by the holders of these shares upon the occurrence of certain events that were outside of the Company’s control. As of December 31, 2024, the Company had liabilities of $14.7 million related to outstanding warrants.

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

After the Private Warrants Conversion, the Private Warrants became indexed to the shares of Company’s common stock, and therefore were reclassified from debt classified instruments to equity classified instruments.

Immediately prior to the closing of the Merger, all outstanding legacy warrants were exercised on a net basis, and were automatically converted into shares of common stock.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

Public and Private Warrants

Upon the consummation of the Merger, BurTech’s 28,750,000 public warrants and 898,250 private warrants outstanding immediately prior to the Merger became warrants to purchase the Company’s common stock.

Each warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustments as described herein. The warrants expire at 5:00 p.m., New York City time on the warrant expiration date, which is five years after the completion of the Merger, or earlier upon redemption or liquidation.

The Company may redeem the outstanding warrants:

•
in whole and not in part;
•
at a price of $0.01 per warrant;
•
upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable to each warrant holder;
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

If the Company calls the warrants for redemption, as described above, management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (i) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value”, as described below, by (ii) the fair market value. The “fair market value” shall mean the average reported last sale price of the shares of common stock for the five trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

The Private Warrants, as well as any warrants underlying additional units that the Company may issue to BurTech, officers, directors, initial stockholders or their affiliates in payment of working capital loans made to the Company, will be identical to the warrants underlying the units offered in the Merger, except they will not be transferable, assignable or saleable until 30 days after the consummation of the Merger.

Common Stock Warrants

In February 2025, the Company issued 50,000 Common Stock Warrants to advisors as compensation for services rendered. The warrants have a five-year term and a strike price of $11.50 per common stock share. The warrants were fair valued as of the date of issuance and recognized as an increase in additional paid-in-capital. The compensation expense recognized during the three and nine months ended September 30, 2025 was de minimis.

The assumptions used in the Black-Scholes option pricing model to fair value the common stock warrants issued in February 2025 were as follows:

Risk-free rate	4.3%
Expected life (in years)	5.0
Expected volatility	60.0%
Dividend yield	—%
Weighted average fair value of common stock	$3.34

Note 11. Leases

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

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

The components of the net lease costs reflected in the Company’s condensed consolidated statements of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Operating	$194	$205	$600	$549
Short-term	5	6	15	26
Total lease costs	$199	$211	$615	$575

As of September 30, 2025, the Company’s operating leases had a weighted average remaining lease term of 2.5 years and a weighted average discount rate related to the Company’s right-of-use (“ROU”) assets and lease liabilities of 10.0%. As of December 31, 2024, the Company’s operating leases had a weighted average remaining lease term of 3.2 years and a weighted average discount rate related to the Company’s right-of-use assets and lease liabilities of 9.9%.

Supplemental information related to operating leases was as follows:

	Nine Months Ended September 30,
(Amounts in thousands)	2025	2024
Supplementary cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$644	$577
Right-of-use assets obtained in exchange for lease liabilities	431	—

Future minimum lease payments under the Company’s non-cancelable operating leases are as follows:

(Amounts in thousands)	As of September 30, 2025
2025	$205
2026	758
2027	516
2028	349
2029	15
Total future lease payments	1,843
Less: Imputed interest	(217)
Present value of net future minimum lease payments	1,626
Less: Operating lease liabilities, current	(678)
Operating lease liabilities	$948

Note 12. Redeemable Convertible Preferred Stock Prior to the Merger

Under the terms of its December 12, 2022 Amended and Restated Certificate of Incorporation, the Company introduced “Shadow Preferred” classes of stock. A Shadow Preferred class of stock was created for each series of preferred stock outstanding prior to the conversion. Those shareholders who participated in the Company’s December 2022 P2P Transaction obtained the benefit of a pull-through exchange of their converted common stock which provided for participating shareholders to receive shares of the class(es) of Shadow Preferred Stock identical to the shares of preferred stock that they previously held. Investors who did not participate retained ownership only in converted common stock.

Upon the consummation of the Merger, the redeemable convertible preferred stock that was outstanding at the time of the Merger was converted into shares of common stock (see Note 3).

Note 13. Common Stock

Common Stock

As of September 30, 2025 and December 31, 2024, there were 600,000,000 and 136,562,809 shares of common stock authorized, respectively, and 106,754,588 and 48,376,052 shares issued and outstanding, respectively.

Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. Holders of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

Shares of common stock reserved for issuance are as follows:

	As of September 30,	As of December 31,
	2025	2024
Stock options	29,318,783	28,360,635
RSUs	10,764,848	3,630,447
Earnout shares	17,600,000	—
Common stock warrants	50,000	—
Public warrants	28,750,000	—
Private warrants	898,250	—
Employee stock purchase plan shares available for future purchase	3,047,669	—
Equity awards available for future issuance (1)	20,223,481	3,631,787
Legacy warrants	—	7,505,657
Total common stock reserved for issuance	110,653,031	43,128,526

(1) As of September 30, 2025, includes 32,000 shares of vested RSUs due to an advisor to satisfy an outstanding liability, which will be issued from the 2025 Equity Incentive Plan. Half of these awards were issued in exchange for shares of common stock due to the same advisor in prior periods.

For periods prior to the Merger, the reported share and per share amounts have been retroactively converted by applying the exchange ratio.

Committed Equity Facility

On July 14, 2025, the Company entered into the Committed Equity Facility and a Registration Rights Agreement with B. Riley (see Note 1).

Pursuant to the Committed Equity Facility, the Company has the right, but not the obligation, to direct B. Riley to purchase newly issued common shares of common stock up to an aggregate value of $50.0 million over a defined 36-month period. The total aggregate shares issued to B. Riley under the Committed Equity Facility cannot exceed 20,326,316, representing 19.99% of the aggregate number of shares issued and outstanding immediately prior to the execution of the Committed Equity Facility, without prior stockholder approval. Provided that the closing price of the Company’s common stock on the trading day immediately prior to each purchase is greater than $1.00 per share and all prior purchases between the parties are finalized, the Company has the right to sell shares of its common stock to B. Riley in distinct individual transactions (each a “Purchase”). The total number of shares to be issued per Purchase may not exceed 1,000,000 shares and will be further limited by a calculated percentage, not to exceed 25%, of the total aggregate trading volume during a defined period of time applicable to each Purchase. The Committed Equity Facility establishes the purchase price per share as 0.97 of the volume-weighted average price (“VWAP”) of the common stock for the defined period applicable to each Purchase, with 0.03 of the VWAP as commission to B. Riley, and excluding specific transactions outlined in the Committed Equity Facility. All such calculations are subject to adjustment for any stock dividend, stock split, stock combination, recapitalization or other similar transactions.

Pursuant to the Registration Rights Agreement entered into with B. Riley, 20,326,158 shares of common stock have been registered to permit the subsequent resale of shares purchased under the Committed Equity Facility. The Company controls the timing and amount of any sales to B. Riley, which depends on a variety of factors including, among other things, market conditions, the trading price of the Company’s common stock, and determinations by the Company as to appropriate sources of funding for its business and operations. However, B. Riley’s obligation to purchase shares is subject to certain conditions. In all instances, the Company may not sell shares of its common stock under the Committed Equity Facility if it would result in B. Riley beneficially owning more than 4.99% of its common stock at any one point in time prior to the execution of the agreement without prior stockholder approval.

The Committed Equity Facility will automatically terminate on the earlier of (i) one day after the 36-month anniversary of the Commencement Date, (ii) the date on which B. Riley shall have purchased the shares of common stock for an aggregate purchase price of $50.0 million or (iii) various other dates associated with events as set forth in the agreement. Neither the Company nor B. Riley may assign or transfer any of their respective rights or obligations under the Committed Equity Facility or the Registration Rights Agreement. No provision of the Committed Equity Facility or the Registration Rights Agreement may be modified or waived by either party.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

At inception, the Company evaluated the Committed Equity Facility and determined that it was not indexed to the Company’s shares of common stock and, therefore, measures the derivative asset associated with the Committed Equity Facility at fair value based on the consideration transferred to B. Riley in exchange for its irrevocable commitment to purchase up to $50.0 million in shares of the Company’s common stock. The derivative asset is revalued at each reporting date with changes in the fair value reported as non-operating income or expense (see Notes 5 and 6).

The fair value associated with the Committed Equity Facility is dependent upon, among other things, changes in the closing share price of the Company’s common stock, the quantity and purchase price of shares sold under the agreement during the reporting period, the unused funding capacity and the cost of raising other forms of capital. As certain inputs are not observable in the market, the derivative asset is classified as a Level 3 instrument within the fair value hierarchy. The Company adjusts the previous fair value estimate of the Committed Equity Facility at each reporting period end based on changes in the weighted average purchase price of shares purchased by B. Riley during the period, the unused capacity available, expected share price volatility, and other macroeconomic factors which impact the cost of raising comparable forms of capital.

The Company incurred costs associated with the Committed Equity Facility totaling $0.4 million, of which $0.2 million was in cash, representing 0.5% of B. Riley’s $50.0 million total aggregate purchase commitment under the Committed Equity Facility, and $0.2 million in fair value related to the issuance of 83,353 shares of common stock. The total consideration paid to B. Riley of $0.4 million was recognized on day one as a derivative asset with subsequent change in fair value reflected in the condensed consolidated statement of operations.

During the three and nine months ended September 30, 2025, the Company settled a total of 5,673,734 shares of the Company’s common stock, sold to B. Riley under this agreement, for net proceeds of $20.0 million. The VWAP of shares purchased by B. Riley ranged from $3.14 to $4.07 per share during the three and nine months ended September 30, 2025.

Based on the September 30, 2025 closing share price of our common stock of $3.45 and $30.0 million of unused capacity under the Committed Equity Facility as of September 30, 2025, the Company would expect to sell only an additional 8,409,939 of its total 14,652,582 remaining registered shares available for purchase under the Committed Equity Facility. Total commission expense of $0.6 million was recognized as a financing charge within “other, net” on the condensed consolidated statement of operations during the three and nine months ended September 30, 2025. The Company had no commission expense during the three and nine months ended September 30, 2024, as the Committed Equity Facility was entered into during 2025.

Note 14. Stock-Based Compensation

The Company recorded stock-based compensation expense for stock options and RSUs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Research and development	$3,700	$189	$12,871	$539
Selling, general and administrative	5,786	170	15,221	503
Total	$9,486	$359	$28,092	$1,042

Equity Award Plans

In January 2025, the Board of Directors approved, and the Company adopted the 2025 Incentive Award Plan (the “2025 Incentive Plan”), replacing the historical 2011 Equity Incentive Plan (“2011 Amended Stock Plan”). The 2025 Incentive Plan provides for the grant of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, RSUs and other stock or cash-based awards to employees and consultants of the Company and its subsidiaries and members of the board of directors of the Company. As of September 30, 2025, the total number of authorized shares available under the 2025 Incentive Plan is 30,500,000.

Under the 2025 Incentive Plan, stock options, including incentive stock options (“ISOs”), may be granted to employees at exercise prices not lower than the fair value of the stock as of the date of grant. For ISOs granted to a person who, at the time of the grant, owns stock representing more than 10% of the total combined voting power of all classes of the Company’s stock, the per share exercise price must be no less than 110% of the fair value on the date of the grant as determined by the Board of Directors.

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

During the nine months ending September 30, 2025, the Company commenced the granting of equity awards under the 2025 Incentive Plan. As of September 30, 2025, 20,223,481 shares of common stock were reserved for issuance under the 2025 Incentive Plan.

Following the effectiveness of the 2025 Incentive Plan, the Company ceased making grants under the 2011 Amended Plan and all remaining unissued shares were retired. However, the 2011 Amended Plan continues to govern the terms and conditions of the outstanding awards granted under it. Shares of common stock subject to the awards granted under the 2011 Plan that cease to be subject to such awards by forfeiture or otherwise after the termination of the 2011 Amended Plan will be retired and no longer be available for issuance.

Under the 2011 Amended Plan, the Company had previously issued RSUs, which vested upon the satisfaction of both the service-based condition and a liquidity event condition. The liquidity event condition for the RSUs was satisfied upon the occurrence of a qualifying event, defined specifically in the equity documents, and generally referred to the earlier of a specified period of time subsequent to an initial public offering or an acquisition, in all cases prior to the expiration date of the award (see Note 3). Additionally, for all terminated RSU grants, all RSUs which have satisfied a portion or all of the service-based condition of the termination date remain with the stockholder and do not return to the pool of shares available for issuance until the earlier of the satisfaction of the liquidity event (at which time those RSUs vested) or the expiration date of the award. The RSUs expired as defined by the individual RSU grant, generally the earlier of (i) the first anniversary or second anniversary of terminated service, for 2023 and prior grants, respectively, for any reason and (ii) expire date defined as the fifth anniversary of the date of grant. The fair value of RSUs was determined based on the estimated fair value of shares of common stock at the date of grant, as determined by the Board of Directors.

Stock Options

A summary of stock option activity is as follows:

(Value in thousands, life in years)	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding as of December 31, 2024	28,360,635	$1.27	9.2	$22,741
Granted	1,347,536	3.57
Exercised	(15,080)	1.18
Forfeited	(374,308)	1.31
Outstanding as of September 30, 2025	29,318,783	$1.37	8.5	68,324
Vested and expected to vest as of September 30, 2025	29,318,783	$1.37	8.5	68,324
Exercisable as of September 30, 2025	15,847,903	$1.48	8.1	38,507

As of September 30, 2025, there was $15.9 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.8 years.

The Company uses the Black-Scholes option pricing model to determine the grant-date fair value of stock options. The determination of the fair value of stock options on the grant date is affected by the estimated closing share price of the Company’s common stock, as well as assumptions regarding a number of complex and subjective variables. These variables include expected share price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, and expected dividends.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

During the three and nine months ended September 30, 2025, the grant date fair value of the stock options granted was $2.05 per share. The fair value of the options issued was determined using the Black-Scholes option pricing model, using the following inputs:

Three and Nine Months Ended September 30, 2025
Weighted average exercise price (per share)	$3.57
Risk-free rate	3.7%
Expected life (in years)	5.6
Expected volatility rate	60.7%
Dividend yield rate	—%

During the three months ended September 30, 2025, the Company accelerated the vesting associated with 388,988 outstanding options resulting in $1.1 million of incremental stock based compensation expense.

RSUs

A summary of the Company’s RSU activity is as follows:

	Number of RSUs (1)	Weighted average grant date fair value
Balance as of December 31, 2024	3,630,447	$1.53
Granted	8,872,307	2.67
Issued	(1,331,257)	2.64
Forfeited	(406,649)	2.29
Balance as of September 30, 2025	10,764,848	$2.30

(1) As of September 30, 2025, 1,973,365 of the RSUs have vested but have not yet been issued to the award holders. As no conditions remain in order for these shares of common stock to be issuable, these awards have been included in the weighted average shares outstanding calculation for purposes of earnings per share (see Note 18).

Immediately prior to the consummation of the Merger, the RSUs had both a service-based condition and a liquidity event condition. The liquidity event condition was satisfied on the consummation of the liquidity event, and effective with the consummation of the Merger, the Company recognized $3.9 million in stock-based compensation expense associated with the vesting of the outstanding RSUs (see Note 3).

As of September 30, 2025, there was $20.7 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.7 years.

Employee Stock Purchase Plan

In January 2025, the Board of Directors adopted the 2025 Employee Stock Purchase Plan (the “2025 ESPP”) in order to enable eligible employees to purchase shares of common stock with accumulated payroll deductions. Under the 2025 ESPP, eligible employees will be able to purchase share of common stock at a discount over a series of offering periods, which may consist of one or more purchase periods. The purchase price for shares of common stock purchased under the 2025 ESPP will be 85% of the lesser of the fair market value of shares of common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of each purchase period in the applicable offering period.

As of September 30, 2025, 3,047,669 shares of common stock were reserved for issuance pursuant to the 2025 ESPP, and no shares of stock had been purchased by employees as the Company had not commenced the 2025 ESPP.

Note 15. Commitments and Contingencies

Purchase Commitments

As of September 30, 2025, the Company had outstanding purchase orders and contractual obligations totaling $0.5 million to procure inventory. The Company’s outstanding inventory purchase orders and preauthorized commitments to procure strategic components based on expected demand are placed with a server supplier, its primary third-party contract manufacturer, and a semiconductor supplier.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

The Company has an obligation to purchase inventories that have been purchased by a contract manufacturer when components have not been consumed within a period defined in the terms of its agreement with the manufacturer. The Company purchased inventories due to this obligation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Inventory purchases related to purchase obligations	$46	$346	$150	$4,088

While the Company expects such purchased components to be used in future production of its finished goods, these components are considered in its reserve estimate for excess and obsolete inventory. Furthermore, the Company accrues for losses on commitments for the future purchase on non-cancelable and non-returnable components from this contract manufacturer at the time that circumstances, such as changes in expected demand, indicate that the value of the components may not be recoverable, the loss is probable and management has the ability to reasonably estimate the amount of the loss. As of September 30, 2025 and December 31, 2024, the liability balance of the Company’s accrued losses on purchase commitments equaled $0.6 million on the condensed consolidated balance sheets.

Legal Proceedings

On September 9, 2024, BurTech entered into an Advisory Services Engagement Letter with Jefferies to serve as its exclusive capital markets advisor in connection with the contemplated Merger involving Legacy Blaize (the “Jefferies Engagement Letter”), pursuant to which Jefferies would be eligible for a fee of $4.5 million contingent upon the closing of the Merger and for reimbursement of expenses up to $0.5 million.

On April 7, 2025, Jefferies commenced a lawsuit against the Company, as successor to BurTech, in the Supreme Court of the State of New York, County of New York, asserting that, pursuant to the Jefferies Engagement Letter, it is entitled to payment of the amounts described above, along with pre- and post-judgment interest and legal costs and seeking summary judgment in lieu of complaint. On September 4, 2025, the court denied Jefferies’s motion for summary judgment, and on September 19, 2025, Jefferies filed a complaint. The Company has engaged counsel and intends to vigorously defend this matter.

In accordance with ASC 450 - Contingencies, the Company has recorded estimated liabilities as a maximum potential of contingent exposure in this matter of $5.0 million as of September 30, 2025, of which $4.0 million is included in accounts payable and $1.0 million is included in accrued expenses and other current liabilities.

Advisor Agreements

In October through December of 2024, the Company entered into various advisor agreements related to business development and strategy, and for new revenue contracts in new geographical markets. Compensation for services, pending approval by the Board of Directors, is in the form of restricted stock units following the filing of a registration statement subsequent to the Merger consummation to register such shares, and subject to the advisors continued service on the applicable grant date. During the three months ended September 30, 2025, the Company released the advisor restricted stock units which had vested under the terms of the agreements (see Note 14).

In December 2024, the Company entered into an agreement for capital market services which included advisory services and a finder’s fee, for which payment was due upon the close of the Merger (see Note 3). Under the terms of the agreement, at the Company’s discretion, the advisory fee of $0.8 million is to be paid in the form of (i) cash and (ii) cash or a combination of cash and shares of common stock of common stock at a price of $10.00 per share at various dates in 2025. The finder’s fee, equal to a specified percentage of the trust value of the Company’s shares held by investors introduced by the advisor, is to be paid fifty percent in cash and fifty percent in shares of common stock at a price of $10.00 per share, concurrent with the close of the Merger. The Company recognized $0.6 million associated with the contract as deferred offering costs and accrued liabilities for the year ended December 31, 2024. On the earlier of the date that is six months from the date of the Merger and the date that a Registration Statement filed with the SEC registering the resale of the closing shares is declared effective (the “Reset Date”), if the five day volume weighted average price of common stock for the five trading days immediately preceding the Reset Date (such price, the “Reset Price”) is less than $10.00 per share (subject to a $1.00 per share floor), within two days the Company shall issue an additional number of common shares equal to the number obtained by dividing (i) the product of the number of shares held as of the Reset Date and $10.00 by (ii) the Reset Price, less the number of sharing shares held, provided that the additional shares shall not exceed 300,000 shares.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

In April 2024, the Company entered into an advisory agreement for future services. The terms of the agreement require a non-refundable advisory fee of $2.0 million paid upon execution of the contract in the form of 769,231 shares of common stock (the “Fee Shares”). In July 2025, the Company released the 769,231 shares of common stock due under the advisory agreement. The Fee Shares are subject to a one-year lock-up provision (the “Lock-Up Period”) which expires the earlier of one year from the date of the agreement or the date of a change of control as defined in the agreement. Prior to the expiration of the Lock-Up Period, the advisor may sell the common stock shares back to the Company or an affiliate as defined in Rule 405 under the Securities Act. The Fee Shares subject to the lock-up provision are subject to adjustment if the dollar volume-weighted average price for the Company’s common stock (“VWAP”) 20 out of any 30 trading Days is at least $7.00 per share, then the Lock-Up Period shall be terminated with respect to fifty percent of the shares to be issued for the fee. Furthermore, if the VWAP of the common stock for 20 out of any 30 Trading Days is at least $10.00 per share, then the Lock-Up Period shall be terminated with respect to the other fifty percent of the Fee Shares, rounded up.

Note 16. Related Party Transactions and Balances

Sales Partner Referral Agreement

On June 30, 2025, the Company entered into a Sales Partner Referral Agreement (the “Referral Agreement”) with Burkhan LLC (the “Sales Partner”), an affiliated party. Pursuant to the Referral Agreement, the Sales Partner will, on a non-exclusive basis, promote certain of the Company’s products and refer potential customers to the Company. The Company may approve or reject any customer opportunity presented by the Sales Partner in its sole discretion. Sales commissions payable to the Sales Partner are negotiable, as further discussed, below. The Referral Agreement has a term of three years and is terminable by either party for convenience on 30 days’ written notice or on five days’ written notice in the event of a material breach by the other party. The Referral Agreement also contains certain confidentiality and indemnification provisions.

The Referral Agreement has an initial approved customer of BurTech Systems Tech LLC (“BST”), an affiliate of Burkhan. Under the agreement, BST will purchase up to $56.5 million of the Company’s products on behalf of an unaffiliated end user, beginning in the second quarter of 2025 through 2026. The Sales Partner will receive a commission, payable by the Company, of up to 10%, depending on its gross margins under the purchase order, payable in cash or partially, at the Company’s discretion, in shares of the Company’s common stock.

During the three and nine months ended September 30, 2025, pursuant to the Referral Agreement, the Company recognized $1.3 million and $3.0 million, respectively, in revenue from sales to an affiliate of Burkhan, inclusive of sales commissions to Burkhan of $0.1 million and $0.3 million, respectively, which was reported as a reduction of revenue. The sales commission payable was included in the accrued expense and other current liabilities - related party balance as of September 30, 2025.

As of September 30, 2025, there was $3.4 million in accounts receivable that was due from an affiliate of Burkhan, while as of December 31, 2024 there were no amounts due from this customer.

Other Related Party Transactions and Balances

During the three months ended September 30, 2024, the Company recognized revenue of $0.8 million, approximately 97% of total revenue, from sales to a minority stockholder, while during the nine months ended September 30, 2024, the Company recognized revenue of $1.5 million, approximately 98% of total revenue, from sales to two minority stockholders.

In 2023, the Company issued a convertible note in the amount of $5.0 million or 41% of the total 2023 Convertible Note proceeds raised in 2023 to a related party investor holding more than a 10% ownership the Company’s outstanding stock. This related party investor also has a representative serving on the Company’s Board of Directors. In accordance with the terms of the 2023 Convertible Note NPA, the investor also received 2023 Convertible Note Warrants for no additional consideration resulting in the allocation of proceeds between the 2023 Convertible Note and the 2023 Convertible Note Warrants (see Note 10). The 2023 Convertible Note and 2023 Convertible Note Warrants held by this investor were subject to the adjustments in fair value. As of December 31, 2024, the related party 2023 Convertible Note and 2023 Convertible Note Warrants approximated $6.9 million and $8.0 million, respectively. Upon consummation of the Merger, this related party’s 2023 Convertible Note and 2023 Convertible Warrants were converted into shares of common stock (see Note 3). During the three and nine months ended September 30, 2025, the change in fair value for the respective 2023 Convertible Note was zero and $6.0 million, respectively (see Note 5). During the three and nine months ended September 30, 2024, the changes in fair value for the respective 2023 Convertible Note and 2023 Convertible Note Warrants equaled $0.3 million and $0.6 million, respectively, and immaterial and $(0.4) million, respectively (see Note 5).

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

In January 2023, one of the minority investors with which the Company had a prior revenue arrangement, representing zero and approximately 21% of total revenues for the three and nine months ended September 30, 2024, also invested in a P2P Note in the amount of $3.3 million, or 35% of the total P2P proceeds raised in 2023 (see Note 9). In accordance with the terms of the 2022 P2P NPA, the minority investor also received P2P Warrants for no additional consideration resulting in the allocation of proceeds between the P2P Note and the P2P Warrants (see Note 9). The P2P Note and P2P Warrants held by the minority investor were subject to the adjustments in fair value. As of December 31, 2024, the related party P2P Note and P2P Warrants approximated $4.2 million. Effective January 13, 2025, this related party’s respective P2P Note and P2P Warrants were converted into common stock in connection with the Merger (see Note 3). During the three and nine months ended September 30, 2025, the change in fair value for the respective P2P Note was zero and $7.2 million, respectively (see Note 5). During the three and nine months ended September 30, 2024, the change in fair value for the respective P2P Note and P2P Warrants was immaterial and $0.4 million, respectively, and immaterial and ($0.4) million, respectively (see Note 5).

In December 2022, one of the minority stockholders with which the Company had a prior revenue arrangement, representing approximately 97% and 77% of total revenues for the three and nine months ended September 30, 2024, respectively, and 98% of accounts receivable as of December 31, 2024, also invested in a P2P Note in the amount of $0.4 million, or 13% of the total P2P proceeds raised in 2022 (see Note 9). In accordance with the terms of the 2022 P2P NPA, the minority investor also received P2P Warrants for no additional consideration resulting in the allocation of proceeds between the P2P Note and the P2P Warrants (see Note 9). The P2P Note and P2P Warrants held by the minority investor were subject to the adjustments in fair value. As of December 31, 2024, the fair value of the related party P2P Note and P2P Warrants approximated $0.5 million and zero, respectively. Effective January 13, 2025, this related party’s respective 2022 P2P Note and P2P Warrants were converted into common stock in connection with the Merger (see Note 3). During the three and nine months ended September 30, 2025, the changes in fair value for this set of P2P Notes were zero and $0.8 million, respectively (see Note 5). During the three and nine months ended September 30, 2024, the changes in fair value for this set of P2P Note and P2P Note Warrants were immaterial and $0.4 million, respectively and immaterial (see Note 5).

In January 2025, in connection with the consummation of the Merger, the Company signed the Shareholder Note (see Note 3).

During the three and nine months ended September 30, 2025, the Company incurred zero and $0.5 million, respectively, of marketing expenses paid to a company owned by a direct family member of one of its minority stockholders and board of directors. During the three and nine months ended September 30, 2024, the Company incurred no such marketing expenses.

As of September 30, 2025, the Company had amounts due to related parties for a working capital loan and other advances (see Note 9).

Note 17. Segment Reporting

The Company operates as a single reportable segment, and manages the business and evaluates financial performance on a consolidated basis. The CODM regularly receives and reviews consolidated financial results focusing primarily on revenue, key costs and expenses, net loss, and earnings before interest, tax, depreciation and amortization (“EBITDA”) and as further adjusted (“Adjusted EBITDA”), to make decisions regarding the allocation of resources and assessment of performance. The Company defines Adjusted EBITDA as net loss before interest, taxes, depreciation and amortization, certain non-cash items and other adjustments that it does not consider in its evaluation of ongoing operating performance from period to period.

Net loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Revenue	$11,867	$781	$14,856	$1,553
Cost of revenue	(10,091)	(476)	(11,222)	(1,039)
Employee costs	(17,175)	(7,520)	(51,498)	(21,392)
Technology costs	(1,499)	(974)	(5,192)	(1,580)
Depreciation and amortization	(364)	(251)	(1,011)	(688)
Interest income, net	693	1,273	1,406	1,677
Fair value changes and financing charges	(4,424)	(15,488)	(121,511)	(25,130)
Other items(1)	(5,265)	(2,952)	(29,436)	(7,904)
Net loss	$(26,258)	$(25,607)	$(203,608)	$(54,503)

(1) “Other items” includes marketing expense, professional fees, income tax expense, facilities costs, transaction costs, foreign exchange gains and losses, credit loss expense, and other overhead expenses.

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

The following reflects the Company’s EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Net loss	$(26,258)	$(25,607)	$(203,608)	$(54,503)
Depreciation and amortization	364	251	1,011	688
Provision for income taxes	21	55	222	348
Interest income, net	(693)	(1,273)	(1,406)	(1,677)
EBITDA	(26,566)	(26,574)	(203,781)	(55,144)
Stock-based compensation	9,486	359	28,092	1,042
Fair value changes and financing charges	4,424	15,488	121,511	25,130
Transaction costs	—	77	12,043	163
Non-cash inventory cost realignment adjustments	(112)	204	(656)	179
Other adjustments(1)	1,702	(32)	3,419	66
Adjusted EBITDA	$(11,066)	$(10,478)	$(39,372)	$(28,564)

(1) “Other adjustments” includes, but is not limited to, other non-cash expenses, including foreign exchange gains and losses, and unusual or non-recurring expenses, including litigation expenses, financing advisory fees, and fines and penalties. The Company believes that these expenses are not reflective of its ongoing operating performance and excluding these costs provides a more meaningful comparison of its results of operations over comparative periods.

The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets. Long-lived and ROU assets were located as follows:

	As of September 30, 2025		As of December 31, 2024
(Amounts in thousands)	Fixed Assets	ROU Assets	Fixed Assets	ROU Assets
North America	$814	$158	$1,095	$277
Asia Pacific	397	948	913	1,175
United Kingdom	54	586	73	321
Total	$1,265	$1,692	$2,081	$1,773

Note 18. Net Loss Per Share

The following table sets forth the computation of basic and dilutive net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except share and per share amounts)	2025	2024	2025	2024
Numerator:
Net loss	$(26,258)	$(25,607)	$(203,608)	$(54,503)
Denominator:
Weighted average shares outstanding, basic and diluted(1)	103,585,681	17,478,371	100,130,737	17,466,606
Net loss per share, basic and diluted	$(0.25)	$(1.47)	$(2.03)	$(3.12)

(1) Three and nine months ended September 30, 2025 include 1,944,865 vested but unissued shares underlying awards of RSUs to employees and 28,500 vested RSUs but unissued shares underlying awards of RSUs to advisors. The Company is contractually obligated to issue shares of common stock for all vested but unissued RSUs.

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

BLAIZE HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would have been anti-dilutive or out-of-the-money:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	29,318,783	12,736,621	29,318,783	12,736,621
RSUs	8,791,483	3,743,578	8,791,483	3,743,578
Earnout shares	17,600,000	—	17,600,000	—
Common stock warrants	50,000	—	50,000	—
Public warrants	28,750,000	—	28,750,000	—
Private warrants	898,250	—	898,250	—
Redeemable convertible preferred stock	—	34,702,999	—	34,702,999
Legacy warrants	—	4,695,604	—	4,695,604
Total potentially dilutive shares	85,408,516	55,878,802	85,408,516	55,878,802

Note 19. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of these condensed consolidated financial statements and determined that the following subsequent events, other than those disclosed elsewhere in the condensed consolidated financial statements, are reportable:

Subsequent Sales of Securities Under the Committed Equity Facility

From October 1, 2025 through October 17, 2025, the Company settled an additional 2,736,587 shares of newly-issued common stock, sold to B. Riley under the Committed Equity Facility, for net proceeds of $13.4 million. As of the date of issuance of these condensed consolidated financial statements, the Company had settled a total of 8,410,321 shares of common stock, sold to B. Riley under the Committed Equity Facility, for net proceeds of $33.4 million.

November 10, 2025 Private Placement

On November 10, 2025, the Company and affiliates of Polar Asset Management Partners Inc. (“Polar”) entered into a Securities Purchase Agreement (the “Polar Private Placement”). Pursuant to the Polar Private Placement, the Company agreed to the direct sale of 9,375,000 shares of the Company’s common stock at a purchase price of $3.20 per share and the issuance of 9,375,000 warrants to purchase additional shares of the Company’s common stock, resulting in aggregate gross proceeds of approximately $30.0 million, before deducting offering expenses. The warrants have a term of five years and are immediately exercisable, with an exercise price of $5.00 per share. The Company intends to use the net proceeds from the Polar Private Placement for general corporate and working capital purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated, references to “we”, “us”, “our”, “Blaize” or the “Company” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are to Blaize Holdings, Inc. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto, included in Part 1. Item 1. of this Quarterly Report, risk factors, included in Part 2. Item 1A. of this Quarterly Report, and the information included in our Current Report on Form 8-K/A, as filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2025, and the previous Quarterly Reports on Form 10-Q as filed with the SEC on May 14, 2025 and August 14, 2025, respectively.

Overview

We provide purpose-built, transformative artificial intelligence (“AI”)-enabled edge computing solutions comprised of hardware and software intended to optimize AI from the edge to the core, with a full-stack programmable processor architecture suite and low-code/no-code software platform that enables AI processing solutions for high-performance computing at both the network’s edge and at data centers. Our solutions are intended to deliver real-time insights and decision-making capabilities at low power consumption, high efficiency, minimal size, and low cost.

Our portfolio includes highly efficient programmable AI processors in a broad range of form factors, deployable across several verticals, including smart city, defense, retail and enterprise markets. Our accelerated AI computing platforms enable applications such as computer vision, advanced video analytics, and AI inference, and our software tools allow non-expert practitioners to deploy existing and novel AI applications on our hardware without the need to learn or use source code.

Trends and Recent Developments

Overall Macroeconomic Environment and its Effect on Blaize

In the first quarter of 2025, the United States (“U.S.”) government announced the forthcoming imposition of a series of new tariff policies affecting imports from many countries, including China. At the same time, many countries, including China, threatened retaliatory tariff regimes. Subsequently, China announced tighter export controls on certain rare earth metals, which are critical for high-tech manufacturing, and the U.S. government announced additional tariffs. Further, the regulations restricting the export of certain products and technology from the U.S. to China continue to be fluid, which could affect our business in China. These export controls, regulations, and tariffs are currently subject to ongoing negotiation.

While the legality and ultimate implications of the tariffs imposed by the U.S. government remain unclear, tariffs could materially increase our import costs and potentially lead to higher prices that may reduce consumer demand, and add an overall element of uncertainty to the U.S. economy. We are proactively evaluating strategies to mitigate the impact of tariffs on our supply chain and costs. These strategies include exploring alternative sourcing outside of China, working with our suppliers to manage cost increases, and implementing price increases. These actions may not fully offset the impact of tariffs and, as a result, our revenues, cost of materials, and overall financial performance may be materially affected.

Adding to overall economic uncertainty, the U.S. government has ceased all operations but those deemed essential (the “government shutdown”). During a government shutdown, import and export processes can slow, especially if agencies involved reduce staff levels. Further, the SEC does not review registration statements during a government shutdown, which could limit our access to public capital markets until the government resumes normal operations.

On July 4, 2025, the “One Big Beautiful Bill Act” (the “OBBBA”) was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. In accordance with ASC 740, Income Taxes, the effects of the new tax law will be recognized in the period of enactment. We are in the process of evaluating the impact of OBBBA on our condensed consolidated financial statements. Any results of such evaluations will be reflected on our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Developments in Our Business

On July 14, 2025, we entered into a $50.0 million common stock purchase agreement (“Committed Equity Facility”) with B. Riley Principal Capital II, LLC (“B. Riley”). We expect to use the proceeds from this facility to accelerate commercialization of our South Asia smart infrastructure contract and investment in our next-generation chip, as well as for working capital and general corporate purposes.

On November 10, 2025, Blaize and affiliates of Polar Asset Management Partners Inc. (“Polar”) entered into a Securities Purchase Agreement (the “Polar Private Placement”). Pursuant to the Polar Private Placement, we agreed to the direct sale of 9,375,000 shares of our common stock at a purchase price of $3.20 per share and the issuance of 9,375,000 warrants to purchase additional shares of our common stock, resulting in aggregate gross proceeds of approximately $30.0 million, before deducting offering expenses. The warrants have a term of five years and are immediately exercisable, with an exercise price of $5.00 per share. We intend to use the net proceeds from the Polar Private Placement for general corporate and working capital purposes

Key Business Metrics

Pipeline

We have identified potential future business opportunities that could significantly accelerate growth through near-term customer implementations. Although we have no contractual arrangement(s) with respect to such pipeline and there is no assurance of any future contractual arrangement(s), the pipeline contains target accounts and opportunities that have been identified as potential customers for our products and services. We classify certain key metrics related to our pipeline into the following categories: proof of concept stage, partners, and design wins.

Proof of Concept Stage

A proof-of-concept stage (“POC”) represents that a proposal for a proof of concept has either been initiated or is in progress with a potential customer or partner. We utilize POCs to demonstrate our technology’s value proposition along with its tailored use scenarios and satisfaction of customer and/or partner requirements. As of September 30, 2025, a total of 53 POCs were initiated or in progress with a potential customer.

Partners

A partner (“Partner”) consists of either an independent software vendor or independent hardware vendor with whom we are working to integrate our products and services into the vendor’s offerings for their customers. Such vendors may include original equipment manufacturers (“OEMs”), original design manufacturers, system integrators, or hardware resellers or distributors, among others. As of September 30, 2025, we had a total of 42 Partners.

Design Wins

A design win (“Design Win”) represents that a Partner or a customer has selected our products and/or services to be incorporated into a product that it intends to produce or consume, as applicable, and has confirmed that our offerings integrate into such product accordingly. As of September 30, 2025, a total of 26 Design Wins have been confirmed with a Partner or customer.

Results of Operations

Revenue

We currently derive revenue through a combination of:

•
Hardware revenue — encompasses the sale of our semiconductor products through various supply agreements.
•
Software revenue — encompasses the sale of our applications and other software products through various licensing agreements.
•
Engineering services revenue — providing customized design services to our customers, tailored to their specific requirements.

The following table sets forth our revenue for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Amounts in thousands, except for percentages)	2025	2024	$	%	2025	2024	$	%
Total revenue	$11,867	$781	$11,086	1,419%	$14,856	$1,553	$13,303	857%

For the three months ended September 30, 2025, revenue increased 1,419% to $11.9 million, compared to $0.8 million for the three months ended September 30, 2024. This increase in revenue was primarily due to hardware sold to a new customer which included $10.4 million of revenue for the three months ended September 30, 2025, with the remainder of this increase due to hardware sold to a related party, while revenue from the comparable period in 2024 was derived primarily from engineering services provided to a related party. Engineering services revenue with the related party is no longer expected, as the development contract with this party has been completed.

For the nine months ended September 30, 2025, revenue increased 857% to $14.9 million compared to $1.6 million for the nine months ended September 30, 2024. The increase was primarily due to hardware sales to a new customer in the third quarter of 2025 of $10.4 million, while revenue from the comparable period in 2024 was derived primarily from engineering services provided to a related party. Engineering services revenue with the related party is no longer expected, as the development contract with this party has been completed.

The following table sets forth our revenue by the geographical location of our customers for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
(Amounts in thousands, except for percentages)	Amount	%	Amount	%	Amount	%	Amount	%
Asia Pacific	$10,445	88%	$—	—%	$11,411	77%	$333	21%
North America	1,338	11%	779	100%	3,312	22%	1,215	78%
Other	84	1%	2	—%	133	1%	5	1%
Total revenue	$11,867	100%	$781	100%	$14,856	100%	$1,553	100%

Thus far in 2025, our revenue was derived from two significant customers, one significant customer located in the Asia Pacific region, who is not a related party, and one significant customer located in North America, who is a related party. In 2024, our revenue was derived from two different customers, located in both North America and Asia Pacific, and both of whom were related parties.

We expect our growth to continue in both Asia Pacific and North America. Since our revenue is concentrated among a small number of customers, revenue from any one significant customer may change the geographical mix of our revenue.

Costs and Expenses

Cost of Revenue

Cost of revenue is primarily comprised of the cost of semiconductors purchased from contract manufacturers, including wafer fabrication, assembly, testing and packaging, board, and device costs as well as indirect costs such as inventory carrying costs and inventory valuation reserves. In addition, cost of revenue also includes direct labor costs associated with the servicing of our engineering services revenue contracts. Engineering services revenue with the related party is no longer expected, as the development contract with this party has been completed. There is no depreciation and amortization allocable to cost of revenue; however, if such depreciation and amortization expense were to be incurred, it would be allocated to cost of revenue.

Research and Development

Research and development (“R&D”) expense primarily consists of personnel costs for our research and development activities. R&D expense includes costs associated with the design and development of our application-specific integrated circuit and intellectual property (“IP”) solutions, such as third-party foundry costs, third party computer-aided tools and software licenses, third party IP licenses, and reference design development.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense primarily consists of personnel-related expenses for our sales and marketing teams, finance, human resources, information technology, and legal organizations. These expenses also include non-personnel costs, such as legal, audit, accounting services, advertising expenses, other professional fees as well as certain tax, corporate software licenses, and insurance-related expenses.

Depreciation and Amortization

Depreciation and amortization consists of ordinary depreciation and amortization on long-lived assets such as computer equipment, furniture and fixtures, leasehold improvements, and office equipment and is generally not material to us.

Transaction Costs

Transaction costs consisted of direct incremental legal, consulting, and banking fees related to the consummation of the transactions (the “Merger”) contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 22, 2023 (as amended on April 22, 2024, October 24, 2024 and November 21, 2024), which was completed in the first quarter of 2025. No additional costs relating to the Merger are expected to be incurred.

Detail of Costs and Expenses

The following table sets forth our costs and expenses, as described above, for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Amounts in thousands, except for percentages)	2025	2024	$	%	2025	2024	$	%
Cost of revenue	$10,091	$476	$9,615	2,020%	$11,222	$1,039	$10,183	980%

Operating expenses:
Research and development	9,676	5,799	3,877	67%	32,407	15,765	16,642	106%
Selling, general and administrative	14,321	5,546	8,775	158%	40,207	14,538	25,669	177%
Selling, general and administrative - related party	—	—	—	**	455	—	455	**
Depreciation and amortization	364	251	113	*	1,011	688	323	*
Transaction costs	—	77	(77)	**	12,043	163	11,880	**
Total operating expenses	$24,361	$11,673	$12,688		$86,123	$31,154	$54,969

* Not material

** Not meaningful

Cost of Revenue

For the three months ended September 30, 2025, cost of revenue increased by $9.6 million, or 2,020%, to $10.1 million, compared to $0.5 million for the three months ended September 30, 2024. The increase was primarily driven by higher hardware costs required to fulfil sales contracts during the current period.

For the nine months ended September 30, 2025, cost of revenue increased by $10.2 million, or 980%, to $11.2 million, compared to $1.0 million for the nine months ended September 30, 2024. The increase was primarily driven by higher hardware costs required to fulfil sales contracts during the current period.

R&D

For the three months ended September 30, 2025, R&D expense increased by $3.9 million, or 67%, to $9.7 million, compared to $5.8 million for the three months ended September 30, 2024. The increase was primarily due to higher stock-based compensation expenses allocated to R&D and the acquisition of third-party intellectual property for new chip development.

For the nine months ended September 30, 2025, R&D expense increased by $16.6 million, or 106%, to $32.4 million, compared to $15.8 million for the nine months ended September 30, 2024. The increase was primarily due to higher stock-based compensation expenses allocated to R&D and the acquisition of third-party intellectual property for new chip development.

The increases in R&D expenses described above are expected to continue as we support the development of our next generation of products.

SG&A

For the three months ended September 30, 2025, SG&A expense increased by $8.8 million, or 158%, to $14.3 million compared to $5.5 million for the three months ended September 30, 2024. This increase was primarily due to stock-based compensation expense, which is the largest component of payroll expense, which is, in turn, the largest component of SG&A.

For the nine months ended September 30, 2025, SG&A expense increased by $25.7 million, or 177%, reaching $40.2 million, up from $14.5 million for the nine months ended September 30, 2024. This increase was primarily due to stock-based compensation expense, which is the largest component of payroll expense, which is, in turn, the largest component of SG&A.

Other Expense, net

The following table sets forth the details of our total other expense, net, for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Amounts in thousands, except for percentages)	2025	2024	$	%	2025	2024	$	%
Debt financing charge on convertible notes	$—	$—	$—	**	$—	$(464)	$464	**
Gain (loss) on foreign exchange	(88)	31	(119)	(384)%	(154)	(62)	(92)	148%
Change in fair value of convertible notes	—	(15,398)	15,398	**	(165,703)	(25,921)	(139,782)	539%
Change in fair value of warrants	—	(90)	90	**	(60,345)	1,255	(61,600)	**
Change in fair value of other earnout shares	(3,798)	—	(3,798)	**	105,463	—	105,463	**
Change in fair value of unissued shares of common stock	56	—	56	**	(244)	—	(244)	**
Change in fair value of committed equity facility	(63)	—	(63)	**	(63)	—	(63)	**
Other, net	241	1,273	(1,032)	(81)%	149	1,677	(1,528)	(91)%
Total other expense, net	$(3,652)	$(14,184)	$10,532		$(120,897)	$(23,515)	$(97,382)

** Not meaningful

Our “other expense, net” for the three and nine months ended September 20, 2025 compared to the three and nine months ended September 30, 2024 was driven by the fair value changes in the different financial instruments in place during each period. In the first quarter of 2025, as a result of the Merger, the convertible notes, convertible preferred stock, and warrants were all converted into shares of our common stock. These instruments were, therefore, only outstanding fully during the comparative period for 2024.

After the Merger, the earnout awards issued to Burkhan that were classified as a derivative liability, and the derivative asset (fair value of the initial put option) and liability (forward contracts at each date of purchase of common stock by B. Riley) associated with the Committed Equity Facility were recorded, and subsequently marked to market at the end of each quarterly period. “Other, net” includes fines and penalties as well as the Committed Equity Facility transaction fees.

Non-GAAP Measures

In conjunction with net loss calculated in accordance with accounting principles generally accepted in the U.S. (“GAAP”), we also use EBITDA and Adjusted EBITDA to evaluate our ongoing operations and for internal planning and forecasting purposes. Non-GAAP financial information is presented for supplemental informational purposes only, should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. We believe that along with our GAAP financial information, our non-GAAP financial information when taken collectively and evaluated appropriately, is helpful to investors in assessing our operating performance.

EBITDA and Adjusted EBITDA

EBITDA is defined as “Earnings before interest, income taxes, depreciation, and amortization”. Adjusted EBITDA is defined as EBITDA adjusted for certain unusual and other significant items and removes the volatility associated with non-cash items such as stock-based compensation, changes in fair value, and operational income and expenses that are not expected to be ongoing, as discussed below in the footnote to “other adjustments”.

The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Amounts in thousands)	2025	2024	$	%	2025	2024	$	%
Net loss	$(26,258)	$(25,607)	$(651)	3%	$(203,608)	$(54,503)	$(149,105)	274%
Depreciation and amortization	364	251	113	45%	1,011	688	323	47%
Provision for income taxes	21	55	(34)	(62)%	222	348	(126)	(36)%
Interest income, net	(693)	(1,273)	580	(46)%	(1,406)	(1,677)	271	(16)%
EBITDA	(26,566)	(26,574)	8	(0)%	(203,781)	(55,144)	(148,637)	270%
Stock-based compensation	9,486	359	9,127	2,542%	28,092	1,042	27,050	2,596%
Fair value changes and financing charges	4,424	15,488	(11,064)	(71)%	121,511	25,130	96,381	384%
Transaction costs	—	77	(77)	(100)%	12,043	163	11,880	7,288%
Non-cash inventory cost realignment adjustments	(112)	204	(316)	(155)%	(656)	179	(835)	(466)%
Other adjustments(1)	1,702	(32)	1,734	(5,419)%	3,419	66	3,353	5,080%
Adjusted EBITDA	$(11,066)	$(10,478)	$(588)	6%	$(39,372)	$(28,564)	$(10,808)	38%

(1) “Other adjustments” includes, but is not limited to, other non-cash expenses, including foreign exchange gains and losses, and unusual or non-recurring expenses, including litigation expenses, financing advisory fees, and fines and penalties. We believe that these expenses are not reflective of our ongoing operating performance and excluding these costs provides a more meaningful comparison of our results of operations over comparative periods.

Liquidity and Capital Resources

Our primary sources of cash flows have historically been from financing activities. We expect our primary sources of liquidity to continue to be cash flows from financing activities, as our expenses continue to exceed our revenues, and therefore, we cannot satisfy our cash needs through operations. We intend to raise such capital through issuances of additional equity and/or debt. As discussed below, our liquidity condition raises substantial doubt about our ability to continue as a going concern through a year from the issuance date of our unaudited condensed consolidated financial statements, as we cannot expect that the sources of financing currently available to us will be sufficient to fund our ongoing cash requirements for at least the next twelve months and/or into the foreseeable future.

Going Concern

Our condensed consolidated financial statements accompanying this Quarterly Report on Form 10-Q have been prepared on a “going concern” basis, which assumes that we will be able to meet our obligations and continue our operations for the foreseeable future. Our condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Our ability to continue to meet our obligations, to achieve our business objectives and continue as a going concern is dependent upon several factors, including our revenue growth rate, the timing and extent of spending to support further sales and marketing initiatives, as well as our research and development efforts. In order to continue to finance our operations, we will need to raise additional financing.

As a result of the above considerations, we have determined that our liquidity condition raises substantial doubt about our ability to continue as a going concern through a year from the date of issuance of our unaudited condensed consolidated financial statements.

Commitments to Issue Shares of Our Common Stock

As of September 30, 2025, we have commitments to issue 29,318,739 shares of common stock to employees and others under stock option awards, and an additional 10,764,848 shares of our common stock under employee and other RSU awards. We have further reserved 3,047,669 shares of our common stock under an employee stock purchase plan, which has not yet commenced.

Additionally, we have commitments in respect of the Earnout Shares to issue up to 15,000,000 shares of our common stock, primarily to Legacy Blaize shareholders and also to then-outstanding Legacy Blaize employee equity award holders and 2,600,000 shares of our common stock to Burkhan, subject to our share price achieving certain thresholds over a period of time. These Earnout Shares are dependent upon, among other things, changes in the closing share price of our common stock, the expected timing of settlement, and the probability of achieving certain triggering events.

Further, we have a total of 29,698,250 warrants to purchase shares of our common stock outstanding, exercisable at $11.50 per share, expiring at various dates within the first quarter of 2030.

We have a Sales Partner Referral Agreement with an affiliate that allows for shares of our common stock to be issued to that affiliate in respect of a sales commission. Cash or shares of stock for commission payments are to be released upon our receipt of cash on the sales made under the Sales Partner Referral Agreement. To date, sales have been made to another related party, an affiliate of the sales partner, but no payments have been made on amounts due to us, and therefore, no cash or shares of stock relating to the sales commission have been released.

We also have commitments to issue shares of our common stock under the Committed Equity Facility and Polar Private Placement, as further described below.

Currently Available Financing Facilities

On July 14, 2025, we entered into a Committed Equity Facility with B. Riley. Pursuant to the Committed Equity Facility, we have the right, but not the obligation, to sell to B. Riley up to an aggregate of $50.0 million of newly issued shares of our common stock, subject to certain conditions and limitations. As of September 30, 2025, we had settled 5,673,734 shares of our common stock, sold to B. Riley for net proceeds of $20.0 million.

Subsequent to September 30, 2025, we settled additional shares of newly-issued common stock, sold to B. Riley under this agreement, and as of October 17, 2025, the most recent date of such a sale, we had settled a total of 8,410,321 shares of our common stock, sold to B. Riley under the Committed Equity Facility, for net proceeds of $33.4 million.

On November 10, 2025, Blaize and Polar entered into the Polar Private Placement. Pursuant to the Polar Private Placement, we agreed to the direct sale of 9,375,000 shares of our common stock at a purchase price of $3.20 per share and the issuance of 9,375,000 warrants to purchase additional shares of our common stock, resulting in aggregate gross proceeds of approximately $30.0 million, before deducting offering expenses. The warrants have a term of five years and are immediately exercisable, with an exercise price of $5.00 per share. We intend to use the net proceeds from the Polar Private Placement for general corporate and working capital purposes.

Previously Utilized Financing Facilities

Prior to the Merger, and for the year ended December 31, 2024, certain agreements were in place which provided us with funding. Upon the consummation of the Merger, these agreements all converted to equity (shares of our common stock or warrants to purchase our common stock).

Cash Flows for the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our cash flows from operating, investing, and financing activities:

	Nine Months Ended September 30,
(Amounts in thousands)	2025	2024
Net cash used in operating activities	$(57,290)	$(35,788)
Net cash used in investing activities	(707)	(1,165)
Net cash provided by financing activities	31,773	102,380
Change in cash, cash equivalents and restricted cash	$(26,224)	$65,427

Cash Flows used in Operating Activities

Net cash used in operating activities was $57.3 million for the nine months ended September 30, 2025, compared to $35.8 million for the nine months ended September 30, 2024. The increase in cash used in operating activities was primarily due to an increase of $149.1 million in net loss, partially offset by an increase in adjustments to reconcile net loss to net cash used in operating expenses of $122.0 million and an increase in changes in operating assets and liabilities of $5.6 million.

Cash Flows used in Investing Activities

For the nine months ended September 30, 2025 and 2024, we used $0.7 million and $1.2 million, respectively, of cash to purchase property and equipment.

Cash Flows provided by Financing Activities

For the nine months ended September 30, 2025, net cash provided by financing activities was $31.8 million, which primarily consisted of $20.0 million of proceeds from the Committed Equity Facility and $15.9 million of proceeds from the Merger and PIPE financing, partially offset by the $4.3 million payment of deferred offering costs. Net cash provided by financing activities for the nine months ended September 30, 2024 of $102.4 million primarily consisted of $110.7 million in proceeds from the issuance of secured convertible notes under the 2023 Note Purchase Agreement, partially offset by the payment of demand notes of $4.8 million and deferred offering costs of $3.7 million.

Material Cash Requirements and Cash Availability

Material cash requirements generally include the near-term general corporate expenses of the business, such as employee payroll and consulting fees. Additionally, as of September 30, 2025 and December 31, 2024, we had outstanding purchase orders and contractual obligations totaling $0.5 million and $0.2 million, respectively, to procure inventory.

As of September 30, 2025, we had cash and cash equivalents on hand of $24.0 million, and we had $30.0 million remaining available to draw on the Committed Equity Facility.

Emerging Growth Company and Smaller Reporting Company Status

We are an emerging growth company (“EGC”) as defined in the JOBS Act. The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we are (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an EGC, we intend to rely on such exemptions, it is not required to, among other things: (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

We will remain an EGC under the JOBS Act until the earliest of (i) December 31, 2026, which is the last day of our first fiscal year following the fifth anniversary of the closing of BurTech’s initial public offering, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

We have also elected to avail ourselves of smaller reporting company (“SRC”) status, which is currently available to us as our annual revenues are less than $100.0 million, while at the same time, our public float is less than $700.0 million. Should our annual revenues exceed $100.0 million, then we may continue to elect SRC status if our public float is less than $250.0 million. Annual revenues are determined with reference to our full year revenues as reported on Form 10-K each year, and public float is determined annually at a measurement date of June 30 of each year by multiplying the number of shares of common stock held by non-affiliates by the closing share price of our common stock on June 30 of that year. SRC status allows us, but does not require us, to provide scaled disclosures in our annual reports on Form 10-K and our quarterly reports on Form 10-Q.

The public float and revenue calculations described above also determine our status as an accelerated or non-accelerated filer. Currently, as our revenues are less than $100.0 million, we are a non-accelerated filer, and as long as we are a non-accelerated filer (as determined each year on June 30 as described above) we are not required to provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. Should our revenues exceed $100.0 million and should our public float continue to be in excess of $75.0 million, we would then become an accelerated filer, commencing with our next Annual Report on Form 10-K.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. We expect quarter-to-quarter GAAP earnings volatility from our business activities.

Our critical accounting estimates include estimates related to accounting for the Merger and reverse recapitalization, income taxes, revenue, the net realizable value of inventories, the liability or equity classification and/or valuation of financial instruments, which may be complex financial instruments. Our financial instruments subject to valuation other than a Level 1 valuation technique currently include the Committed Equity Facility, earnout shares, and the valuation of stock-based compensation awards subject to market conditions, and historically included the pre-Merger convertible notes, pre-Merger warrants, and pre-Merger stock-based compensation awards. These estimates and assumptions are based on historical experience and on various other factors which we believe to be reasonable under the circumstances. We engage third-party valuation specialists to assist with estimates related to the valuation of derivative assets or liabilities arising from complex financial instruments.

Management discusses the ongoing development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

Refer to Note 2 of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of significant accounting policies.

Merger and Reverse Recapitalization

Our consolidated financial statements reflect the consummation of the Merger and other transactions contemplated by the Merger Agreement (altogether with the Merger, the “Business Combination”), which was accounted for as a reverse recapitalization in accordance with U.S. GAAP. The accounting for the Business Combination required management to make significant estimates and judgments, particularly in identifying the accounting acquirer, determining the fair value of instruments issued, and evaluating the classification of certain financial instruments.

Under the guidance in ASC 805, Business Combinations, the determination of the accounting acquirer required management to consider a variety of factors, including the relative voting rights of the pre-combination shareholders, the composition of the board of directors and senior management of the combined entity, and the intended purpose and substance of the transaction. After considering this guidance, the merger was accounted for as a reverse recapitalization, with no goodwill or intangible assets recognized. The net assets of the combined entity are stated at historical cost, and the shares and per-share information presented in the consolidated financial statements were retroactively adjusted to reflect the exchange ratio established in the merger agreement.

In addition, management evaluated the appropriate classification of certain financial instruments such as contingent earnout liabilities under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. This assessment required complex analysis of contractual terms and applicable accounting guidance to determine whether instruments should be recorded as equity or liability-classified. Liability-classified instruments are subsequently remeasured at fair value each reporting period end, with changes recognized in earnings, which may result in significant volatility in our results of operations.

Because the accounting for the merger and reverse recapitalization involved estimates that relied on management’s assumptions regarding market conditions, valuation methodologies, and the interpretation of complex contractual terms, it represents a critical accounting estimate.

Income Taxes

Our deferred tax asset balance is currently subject to a full valuation allowance. In evaluating the need for a valuation allowance, management considers both positive and negative evidence, including historical operating results, forecasts of future taxable income, the reversal of existing temporary differences, tax planning strategies, and the length of carryforward periods. The weight given to each piece of evidence depends on the extent to which it can be objectively verified. The most significant factor in this assessment is management’s projection of future taxable income, which inherently involves estimates and assumptions regarding future business performance, market conditions, and other factors that may affect profitability. Should actual results differ materially from our estimates of future taxable income, or should there be a change in the weighting of available evidence, our conclusion regarding the need for, or amount of, a valuation allowance could change significantly in future periods.

While accounting for income taxes involves several areas of judgment, the valuation allowance represents the most significant estimate subject to material variability in future periods. Management reviews the realizability of deferred tax assets at each reporting date and adjusts the valuation allowance as appropriate based on updated information and revised forecasts.

Revenue

We must make significant estimates and assumptions as we follow the revenue accounting model of ASC 606, Revenue from Contracts with Customers, to (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation.

Our contracts may contain more than one performance obligation. Judgment is required in determining whether each performance obligation within a customer contract is distinct. Most of the products and services function on a standalone basis and do not require a significant amount of integration or interdependency. Therefore, multiple performance obligations contained within a customer contract are considered distinct and are not combined for revenue recognition purposes. We allocate the total transaction price to each distinct performance obligation in an arrangement with multiple performance obligations on a relative standalone selling price basis. In certain cases, we can establish standalone selling price based on directly observable prices of products or services sold separately in comparable circumstances to similar customers. If standalone selling price is not directly observable, such as when we do not sell a product or service separately, we determine standalone selling price based on market data and other observable inputs.

Net Realizable Value of Inventories

The determination of the net realizable value (“NRV”) of inventory is a critical accounting estimate that requires management judgment. Inventories are stated at the lower of cost or NRV. Cost is determined using the first-in, first out method. NRV represents the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

Management regularly reviews inventory quantities on hand and compares these amounts to forecasted demand, historical usage, and market conditions to identify excess, slow-moving, obsolete, or otherwise impaired items. When indicators are present that the cost of the inventory exceeds its NRV, we record a write-down. These estimates inherently involve significant judgment, particularly in assessing future demand and technological changes.

Changes in assumptions or market conditions could materially affect the carrying value of our inventory. Once recorded, write-downs to NRV establish a new cost basis and are not subsequently reversed.

Management believes the assumptions and methodologies used in estimating NRV are reasonable and consistent with industry practice; however, actual results may differ materially from these estimates, which could have a significant impact on our results of operations and financial condition.

Classification of Complex Financial Instruments

Our financial statements include various instruments with characteristics of both debt and equity, currently including the Committed Equity Facility, earnout shares, and warrants trading under the ticker symbol “BZAIW”, and historically have included convertible notes, redeemable preferred stock, and legacy warrants. The determination of whether these instruments should be classified as liabilities or equity requires significant judgment and the application of complex accounting guidance under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging.

Management evaluates the specific terms and features of each instrument, including redemption provisions, conversion features, participation rights, and contingencies that could require cash settlement. Instruments that contain certain cash settlement features are generally classified as liabilities and recorded at fair value, with changes in fair value recognized through earnings. Instruments that are not mandatorily redeemable for cash and that meet the criteria for equity classification are recorded in equity.

Determining the appropriate classification requires assessing the likelihood and timing of redemption or conversion events, evaluating embedded derivative features where an instrument embedded in a contract is issued for nominal or no apparent consideration, along with the essential characteristics inherent in a derivative instrument of a notional amount, an underlying security, and a mechanism for net settlement, and estimating fair values where bifurcation is required. These assessments rely on market-based assumptions, volatility estimates, discount rates, and, in certain cases, management’s expectations regarding future financing and settlement outcomes. Because these judgments involve estimates that are inherently uncertain, subsequent changes in facts or circumstances could materially impact the classification and measurement of these instruments.

Valuation of Financial Instruments

Valuation of any financial instrument depends on the underlying characteristics of the instrument, which generally dictate the valuation model to be used. Currently outstanding instruments subject to valuation include the Committed Equity Facility, the earnout shares, and stock options. Previously outstanding instruments subject to valuation have included convertible notes and previously outstanding warrants.

The fair value of the put option embedded in the Committed Equity Facility at its inception was determined using a Monte Carlo simulation model. This methodology captures the probabilistic nature of mechanisms for our future exercise of the instrument, share price volatility, and contractual constraints, providing a reasonable estimate of the put option’s expected economic benefit over its remaining term. Monte Carlo simulation is a numerical method used to estimate the value of uncertain outcomes by repeatedly generating random variables to mimic the behavior of a stochastic (i.e., random) process. Over time, the fair value of this put option will revert to zero, as the Committed Equity Facility is either fully utilized or expired.

The fair value of the forward contract embedded in the Committed Equity Facility at each point of issuance of our common stock to B. Riley is the difference between a volume-weighted average purchase price and the settlement date closing share price of our common stock. The embedded derivative of the forward contract does not involve a complex valuation model.

The earnout shares have been valued using a Monte Carlo simulation model, as described above.

The fair value of stock options granted is determined using the Black-Scholes-Merton (“Black-Scholes”) option pricing model using various inputs, including management’s estimates of expected share price volatility, term, risk-free rate and future dividends. We have elected the simplified method to determine the expected term of the option grants.

Our previous issue of legacy warrants was recorded at estimated fair value calculated using the Black-Scholes option pricing model as described above; wherein, depending on the terms of the legacy warrants, certain parameters within the Black-Scholes option pricing model were required to be determined using a Monte Carlo simulation model, as described above.

Our previous issue of convertible notes was valued at an assumed market price, and did not involve a complex valuation model.

The value of our pre-Merger stock-based compensation awards was determined based on the estimated fair value of shares of common stock at the date of grant, as determined by the Board of Directors, and did not involve a complex valuation model.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide this information.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Prior to the Merger, when preparing the financial statements for the years ended December 31, 2024, BurTech Acquisition Corp. (“BurTech”) identified a material weakness, as discussed below, in internal control over financial reporting. As of December 31, 2024, Blaize, Inc. (“Legacy Blaize”) did not identify any material weaknesses in internal control over financial reporting. As of September 30, 2025, the material weaknesses of the combined entity were remediated by the Company. As such, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms as of September 30, 2025.

Changes in Internal Control over Financial Reporting

In connection with our ongoing remediation efforts and the continued monitoring and maintenance of our control procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, we continue to review, test, and improve the operation of our internal controls. Other than our remediation of the prior material weakness of the combined company, as referred to above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. See Note 15 of the Notes to the Condensed Consolidated Financial Statements in Item 1. Financial Statements (unaudited) of Part I of this Quarterly Report, which is incorporated by reference in this Item 1, for additional information regarding Jefferies LLC vs. Blaize Holdings, Inc. Except as described by the foregoing, we are not currently a party to any litigation or legal proceedings that, in the opinion of our management, may have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Other than the risk factors listed below, there have been no material changes from the risk factors previously described under Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 15, 2025.

Risks Related to our Business and Industry

We rely on external partners for critical processes in manufacturing our products.

We rely on certain external partners for critical manufacturing steps for our semiconductor and/or System-on-a-Chip (“SoC”) products, including our wafer fabrication, assembly, and testing processes which exposes us to significant risks. These processes are highly sensitive, and even minor contamination or technical glitches during wafer fabrication can render a substantial portion of the component unusable. Identifying such problems early in the production cycle and resolving them in a timely manner is often difficult, expensive, and time consuming.

Our reliance on these third-party manufacturers also subjects us to risks that include, but are not limited to:

•
interruptions in procuring inventory resulting from modifications to or discontinuation of a manufacturer’s operations;
•
delays in product shipments resulting from uncorrected defects, reliability issues or a manufacturer’s variation in a component;
•
a lack of long-term supply arrangements with our manufacturers;
•
a delay in delivery due to its suppliers’ prioritizing other customer orders over ours;
•
damage to our reputation caused by defective products produced by our suppliers;
•
fluctuation in delivery by our suppliers due to changes in demand from our or their other customers;
•
interruptions, shortages, delivery delays, and potential discontinuation of supply as a result of reasons outside of our control;
•
political, legal, and economic changes, crises or instability and civil unrest in the jurisdictions where our manufacturers’ plants are located;
•
currency conversion risks and exchange rate fluctuations; and
•
compliance requirements of U.S. customs and international trade regulations.

Any of these events could lead to production delays, increased costs, or a compromise in the quality and performance of our products, which could materially adversely affect our business and financial results.

In the event of a disruption in our supply chain, any efforts to develop alternative supply sources may not be successful or may take longer to take effect than anticipated.

We have a design, manufacturing, and sales agreement with a third party that provides us with design expertise, support and assistance, and certain deliverables, prototypes, products, and services. We cannot be certain that this third party will remain in business, or that it will not be purchased by one of our competitors or another company that is not interested in continuing to produce these products for our intended purpose or supply us with services.

Although our semiconductor or SoC products could be produced by other manufacturers, any attempt to transition our supply arrangement to one or more other manufacturers could entail significant coordination and expense and could lead to delays in production. If we are unable to arrange for sufficient production capacity among our contract manufacturers or if our contract manufacturers encounter production, quality, financial, or other difficulties, we may encounter difficulty in meeting customer demands as we seek alternative sources of supply, or our manufacturers may have to make financial accommodations to other contract manufacturers or otherwise take steps to mitigate supply disruption. Any alternative manufacturers may be unable or unwilling to meet our and our customers’ specifications. Any disruption in supply from any supplier or manufacturing location could lead to supply delays or interruptions that could damage our business or financial condition. If any of the risks discussed above materialize, costs could significantly increase, and our ability to meet demand for our products could be affected.

Our supply chain and production process may be affected by tariffs on equipment or materials that we may rely on or use for our products, which could also cause our costs to increase.

We cannot predict what actions, if any, may be taken with respect to tariffs or trade relations between the United States and China, what products may be subject to the imposition of tariffs by the United States, or what actions may be taken by China in retaliation. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our supply chain and access to equipment, and our costs. Tariffs imposed on components or equipment that we source from China will increase our costs and could have an adverse impact on our operating results and financial conditions in future periods. Our supply chain and product assembly is global in nature. While most of the goods movement, including imports and exports, required to manufacture and test our products is restricted to Asian countries, there are certain components that must enter or exit the United States. Those components are at the highest risk of being affected by the aforementioned changes, and in turn disrupting the supply chain and our product pipeline.

We depend on a small number of customers, including related parties, for a significant portion of our revenue, and our accounts receivable balances are similarly concentrated.

A relatively small number of customers account, and have accounted, for a significant portion of our revenue and accounts receivable balance. In the current year, during the three and nine months ended September 30, 2025, two customers, one a related party and one a third party customer, account for approximately 99% and approximately 90%, respectively, of our revenue, of which approximately 11% and approximately 20%, respectively, is from the related party. As of September 30, 2025, two customers, one a related party and one a third party customer, comprised approximately 90% of our accounts receivable balance, of which approximately 25% is from the related party. In the prior year during the three months ended September 30, 2024, one customer, a related party, accounted for approximately 97% of our revenue and during the nine months ended September 30, 2024, two customers, both related parties, accounted for approximately 98% of our revenue. As of December 31, 2024, one customer, a third party customer, accounted for approximately 98% of our accounts receivable balance. This customer concentration exposes us to a material adverse effect if any of these significant customers, for any reason, were to significantly reduce purchases, or favor competitors or new market participants. We can provide no assurance that any of these significant customers, or any of our other customers, will continue to utilize our products or services at current levels. Our customer concentration may also subject us to perceived or actual bargaining leverage that our significant customers may have, given their importance to us. If our significant customers seek to renegotiate their agreements on terms that are less favorable to us, and we accept such unfavorable terms, such unfavorable terms may have a material adverse effect on our business, results of operations and financial condition. Furthermore, industry consolidation and company failures could decrease the number of potential customers for our products and services. A decrease in the number of potential customers will increase our reliance on our current significant customers and, due to their relative importance to us, may further negatively impact our bargaining position with them, and thus our profitability. If we were to lose one or more of our significant customers, or have one or more of our significant customers cancel key programs or otherwise significantly reduce their volumes of business with us, or if one or more of our significant customer were to fail to pay us in full for the goods and services purchased from us, our sales and profitability would be materially reduced and our business and financial condition would be seriously harmed.

It is not possible to predict the actual number of shares we will sell to B. Riley under the Committed Equity Facility, or the actual gross proceeds resulting from those sales. Further, we may not have access to the full amount available under the Committed Equity Facility.

On July 14, 2025, we entered into a common stock purchase agreement (the “Committed Equity Facility”) with B. Riley Principal Capital, LLC (“B. Riley”), pursuant to which B. Riley has committed to purchase up to $50.0 million of our common stock, subject to certain limitations and conditions set forth in the Committed Equity Facility. The shares of our common stock that may be issued under the Committed Equity Facility may be sold by us to B. Riley at our discretion from time to time over an approximately 36-month period. During the three months ending September 30, 2025, we sold 5,673,734 shares of our common stock for net proceeds of $20.0 million pursuant to the Committed Equity Facility. Subsequent to September 30, 2025, we sold additional shares of newly-issued common stock under this agreement, and as of October 17, 2025, the most recent date of such a sale, we had sold a total of 8,410,321 shares of our common stock to B. Riley for net proceeds of $33.4 million.

We generally have the right to control the timing and amount of any sales of our shares of common stock to B. Riley under the Committed Equity Facility. Sales of our common stock, if any, to B. Riley under the Committed Equity Facility depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to B. Riley all or only a portion of the shares of our common stock that may be available for us to sell to B. Riley pursuant to the Committed Equity Facility. Depending on market liquidity at the time, resales of those shares by B. Riley may cause the public trading price of our common stock to decrease.

Because the purchase price per share to be paid by B. Riley for the shares of common stock that we may elect to sell to B. Riley under the Committed Equity Facility will fluctuate based on the market prices of our common stock during the applicable purchase valuation period for each purchase made pursuant to the Committed Equity Facility, it is not possible for us to predict, as of the date of this filing and prior to any such sales, the number of shares of common stock that we will ultimately sell to B. Riley under the Committed Equity Facility, the purchase price per share that B. Riley will pay for shares purchased from us under the Committed Equity Facility, or the aggregate gross proceeds that we will receive from those purchases by B. Riley under the Committed Equity Facility.

Moreover, although the Committed Equity Facility provides that we may, in our discretion, from time to time during the term of the Committed Equity Facility direct B. Riley to purchase shares of our common stock from us, for a maximum aggregate purchase price of up to $50.0 million, only 20,326,159 shares of common stock of which 83,353 represent the commitment shares we issued to B. Riley upon our execution of the Committed Equity Facility on July 14, 2025 were registered for resale under a registration statement on Form S-1. Accordingly, only 20,242,806 of such shares represent shares that we may elect, in our sole discretion, to issue and sell to B. Riley, from time to time under the Committed Equity Facility. As of September 30, 2025, there were 14,569,072 registered shares available for purchase under the Committed Equity Facility. Assuming all of the registered shares available and offered for resale by B. Riley were sold by us to B. Riley for $3.45 per share of common stock (which represents the official closing share price of our common stock on Nasdaq on September 30, 2025), less a 3.0% discount (the same fixed percentage discount that will be used to calculate the applicable per share purchase price for shares of common stock that we may elect to sell to B. Riley under the Committed Equity Facility), we would only receive aggregate gross proceeds of $29.3 million. Therefore, because the market price of our common stock fluctuates, the actual purchase prices to be paid by B. Riley for shares of our common stock that we direct it to purchase under the Committed Equity Facility also fluctuate because they will be based on the current market price of our common stock at the time of each purchase. In order to receive aggregate gross proceeds equal to B. Riley’s $50.0 million total aggregate purchase commitment under the Committed Equity Facility, we would have to register additional shares of common stock.

In addition, under the applicable Nasdaq rules, we may not issue to B. Riley more than 20,326,158 shares of common stock without stockholder approval, which number of shares is equal to 19.99% of the shares of the common stock outstanding immediately prior to the execution of the Committed Equity Facility. As a result, if it becomes necessary for us to issue and sell to B. Riley an aggregate number of shares that would exceed that limit (excluding certain issuances), then before we could issue any shares of common stock in excess of the share issuance limit under the Committed Equity Facility, we would also need to obtain the requisite stockholder approval.

Any issuance and sale by us under the Committed Equity Facility of a substantial amount of shares of common stock could cause additional substantial dilution to our stockholders, which may not be in your best interest as a stockholder.

Our inability to access a portion or the full amount available under the Committed Equity Facility, in the absence of any other financing sources, could have a material adverse effect on our business.

General Risk Factors

If we fail to retain our key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our success depends to a significant extent on our ability to attract and retain talent, specifically in senior management and skilled technical, engineering, project management, and other key roles. Macroeconomic conditions, specifically labor shortages, increased competition for employees, and wage inflation could have a material impact on our ability to attract and retain talent, our turnover rate, and the cost of operating our business. If we are unable to attract and retain sufficient talent, minimize employee turnover, or manage wage inflation, it could have a material adverse effect on our business, financial condition, results of operations, or prospects.

Adverse macroeconomic conditions could materially adversely affect our business, financial condition, results of operations, and prospects.

Macroeconomic conditions, such as persistent high inflation, changes to monetary policy, high interest rates, volatile currency exchange rates, credit and debt concerns, decreasing consumer confidence and spending, concerns about the stability and liquidity of certain financial institutions, the introduction of or changes in tariffs or trade barriers, pandemics and other health crises, and global recessions can adversely impact demand for our products, which could negatively impact our business, financial condition, results of operations, and prospects.

Item 2. Unregistered Sales of Equity and Use of Proceeds.

(a)
Recent Sales of Unregistered Securities

Private Placements

On July 15, 2025, the Company issued an aggregate of 769,231 shares of common stock to Cantor Fitzgerald & Co. (“Cantor”) in a private placement under the Securities Act in connection with that certain Engagement Letter, dated April 11, 2025, by and between the Company and Cantor.

During the three months ended September 30, 2025, the Company settled 5,673,734 newly-issued shares of our common stock for total net proceeds of $20.0 million, sold to B. Riley Principal Capital II, LLC under the Common Stock Purchase Agreement (the “Committed Equity Facility”), dated July 14, 2025.

(b)
Use of Proceeds

None.

(c)
Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 trading arrangements

None of our directors or officers adopted or terminated a trading arrangement for the purchase of Company securities for the three months ended September 30, 2025 that is either (i) a contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement” or (ii) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Polaris Private Placement

On November 10, 2025, Blaize Holdings, Inc. (the “Company”) entered into a securities purchase agreement (the “Purchase Agreement”) with affiliates of Polar Asset Management Partners Inc. (“Polar” or the “Purchaser”), for the private placement (the “Polar Private Placement”) of (i) 9,375,000 shares (the “Shares”) of the Company’s common stock (the “Common Stock”), at a purchase price of $3.20 per Share and (ii) 9,375,000 warrants to purchase additional shares of Common Stock (the “Warrants”). The Warrants have a term of five years and an exercise price of $5.00 per share. The aggregate gross proceeds for the Polar Private Placement are $30.0 million, before deducting offering expenses. The Company intends to use the net proceeds from the financing for general corporate and working capital purposes.

Pursuant to the Purchase Agreement, the Company agreed that until the date that is 60 days from the effective date (the “Effective Date”) of the registration statement (the “Registration Statement”) filed by the Company with the Securities and Exchange Commission (the “SEC”) for purposes of registering the resale of the Shares, neither the Company nor any subsidiary will issue, enter into any agreement to issue or announce the issuance of Common Stock or any securities convertible into or exercisable or exchangeable for Common Stock, or file a registration statement other than the Registration Statement, subject to certain exceptions, including the Company’s existing committed equity financing facility. The Company has further agreed not to enter into an agreement involving a Variable Rate Transaction (as defined in the Purchase Agreement) until 180 days from the Effective Date, subject to exceptions. In addition, pursuant to lock-up agreements, the Company’s executive officers and directors agreed that until the date that they will not sell or transfer any Common Stock or any securities convertible into or exercisable or exchangeable for Common Stock, subject to certain exceptions, for a time period defined in those certain lock-up agreements.

The Purchase Agreement contains customary representations, warranties and agreements by the Company, indemnification obligations of the Company and the Purchaser, including for liabilities under the Securities Act of 1933, as amended (the “Securities Act”), and other obligations of the parties. The representations, warranties and covenants contained in the Purchase Agreement were made only for purposes of such Purchase Agreement and are made as of specific dates; are solely for the benefit of the parties (except as specifically set forth therein); may be subject to qualifications and limitations agreed upon by the parties in connection with negotiating the terms of the Purchase Agreement, instead of establishing matters as facts; and may be subject to standards of materiality and knowledge applicable to the contracting parties that differ from those applicable to the investors generally. Investors should not rely on the representations, warranties and covenants or any description thereof as characterizations of the actual state of facts or condition of the Company.

Terms of the Warrants

The Warrants have an exercise price of $5.00 per share of Common Stock and will be exercisable commencing on the Initial Exercise Date and will expire on the fifth anniversary of the issuance dates of the Warrants.

If at any time after six month anniversary of the grant date, a registration statement registering the issuance of the Common Warrant Shares under the Securities Act is not effective or available, the holder may, in its sole discretion, elect to exercise the Warrants through a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of Common Stock determined according to the formula set forth in the Warrants.

The exercise price of the Warrants, and the number of Warrant Shares, will be subject to adjustment in the event of any stock dividend or split, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants.

A holder will not have the right to exercise any portion of the Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the warrants. However, any holder may increase or decrease such percentage up to 9.99%.

In the event of a Fundamental Transaction (as such term is defined in the Warrants), the successor entity will succeed to, and be substituted for the Company, and may exercise every right and power that the Company may exercise and will assume all of its obligations under the Warrants with the same effect as if the successor entity had been named in the warrant itself. If holders of Common Stock are given a choice as to the securities, cash or property to be received in a Fundamental Transaction, then the holder will be given the same choice as to the consideration it receives upon any exercise of the Warrants following the Fundamental Transaction. In addition, the successor entity, at the request of holders of Warrants, will be obligated to purchase any unexercised portion of the Warrants in accordance with their terms. Notwithstanding the foregoing, in the event of a Fundamental Transaction, the holders of the Warrants have the right to require the Company or a successor entity to redeem the Warrants for cash in the amount of the Black Scholes Value (as defined in the Warrants) of the unexercised portion of the Warrants concurrently with or within thirty (30) days following the consummation of a Fundamental Transaction. However, in the event of a Fundamental Transaction that is not in the Company’s control, including a Fundamental Transaction not approved by the Company’s board of directors, the holders of the Warrants will only be entitled to receive from the Company or its successor entity the same type or form of consideration (and in the same proportion), at the Black Scholes Value of the unexercised portion of the Warrant that is being offered and paid to the holders of Common Stock in connection with the Fundamental Transaction, whether that consideration is in the form of cash, stock or any combination of cash and stock, or whether the holders of Common Stock are given the choice to receive alternative forms of consideration in connection with the Fundamental Transaction.

Registration Rights Agreement

In addition, on November 10, 2025, the Company and the Purchaser entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a Registration Statement with the SEC on or before November 30, 2025 for purposes of registering the resale of the Shares and Warrant Shares, to use its reasonable best efforts to have such Registration Statement declared effective no later than 30 days after filing (or 60 days after filing in the event of SEC review), and to keep the Registration Statement effective until the date that all registrable securities covered by the Registration Statement (i) have been sold, thereunder or pursuant to Rule 144, or (ii) may be sold without volume or manner-of-sale restrictions pursuant to Rule 144 and without the requirement for the Company to be in compliance with the current public information requirement under Rule 144.

The Polar Private Placement is exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws. The Purchaser represented that it was an accredited investor within the meaning of Rule 501(a) of Regulation D and were acquiring the Shares as principal for their own accounts and not with a view to or for distributing or reselling the Shares. The shares of the Company’s common stock were offered without any general solicitation by the Company or its representatives. The shares of the Company’s common stock sold and issued in the Polar Private Placement will not be registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from the registration requirements.

The foregoing descriptions of the Purchase Agreement, the Warrant and the Registration Rights Agreement do not purport to be complete and are qualified in their entirety by reference to the Purchase Agreement, form of Warrant and the Registration Rights Agreement filed as Exhibits 10.4, 10.5 and 10.6, respectively, to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Schedule/ Form	Exhibit Ref.	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of Blaize Holdings, Inc.	8-K	3.1	1/17/2025
3.2	Amended and Restated Bylaws of Blaize Holdings, Inc.	8-K	3.2	1/17/2025
10.1 +	Blaize Holdings, Inc. Form of Stock Option Agreement under the Blaize Holdings, Inc. 2025 Incentive Award Plan	8-K	10.1	9/2/2025
10.2	Common Stock Purchase Agreement, dated as of July 14, 2025, by and between the Company and B. Riley Principal Capital II, LLC.	8-K	10.1	7/15/2025
10.3	Registration Rights Agreement, dated as of July 14, 2025, by and between the Company and B. Riley Principal Capital II, LLC.	8-K	10.2	7/15/2025
10.4 *	Securities Purchase Agreement, dated as of November 10, 2025, by and among the Company, Polar Long/Short Master Fund and Polar Multi-Strategy Master Fund
10.5 *	Form of Warrant
10.6 *	Registration Rights Agreement, dated as of November 10, 2025, by and among the Company, Polar Long/Short Master Fund and Polar Multi-Strategy Master Fund
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 **	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Exhibit is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BLAIZE HOLDINGS, INC.

Date: November 13, 2025	By:	/s/ Dinakar Munagala
Dinakar Munagala
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Harminder Sehmi
Harminder Sehmi
Chief Financial Officer
(Principal Financial and Accounting Officer)