Form 10-K
period 2025-12-31
Blaize Holdings, Inc.
filed 2026-03-24
CIK 1871638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ —— ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

———☐ —— TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $217.4 million.

As of March 20, 2026, the registrant had 122,744,509 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Blaize Holdings, Inc. (the “Company,” “we,” “our,” or “us”) contains forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “target,” “seek” or the negative or plural of these words, or other similar expressions that are predictions or indicate future events or prospects, although not all forward-looking statements contain these words. Forward-looking statements are predictions, projections, and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. Many factors could cause actual future events to differ materially from the forward-looking statements in this Annual Report on Form 10-K, including but not limited to, changes in domestic and foreign business, market, financial, political and legal conditions; risks related to the Business Combination, as defined in the Glossary of this Annual Report on Form 10-K, including that the expected benefits of the Business Combination are not obtained, whether due to competition, the ability of the combined company to grow and manage growth profitably, maintain relationships with customers and suppliers and retain its management and key employees, among other things, and that the Business Combination disrupts current plans and operations of the Company; the ability to meet the applicable stock exchange listing standards from time to time; changes in applicable law or regulations; changes in global and U.S. economic conditions, including impacts from geopolitical conflicts, recession, inflation, changes in trade policies (including tariffs and other trade measures) of the United States and other countries, interest rate fluctuations, and financial market conditions; prolonged or recurring U.S. federal government shutdowns; the outcome of any legal proceedings that may be instituted against the Company or may involve the Company; the effects of competition on the Company’s future business; the ability of the combined company to issue equity or equity-linked securities or obtain debt financing on favorable terms or at all; the enforceability of our intellectual property rights, including our copyrights, patents, trademarks and trade secrets, and the potential infringement on the intellectual property rights of others; risks related to human capital; risks related to cybersecurity and data privacy; the outcome of any government and regulatory proceedings, investigations and inquiries; and those factors discussed in Part I, Item 1A. Risk Factors herein, elsewhere in this Annual report on Form 10-K and other documents filed by us from time to time with the U.S. Securities and Exchange Commission (“SEC”). These filings identify and address other important risks and uncertainties that could cause actual events and results to differ materially from those contained in the forward-looking statements. Forward-looking statements speak only as of the date they are made, and the Company assumes no obligation to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law, including the securities laws of the United States and the rules and regulations of the SEC. Readers are cautioned not to put undue reliance on forward-looking statements. The Company does not give any assurance that it will achieve its expectations.

IMPORTANT INFORMATION REGARDING OUR DISCLOSURE TO INVESTORS

We may use our website (www.blaize.com) to communicate with our investors and disclose company information. The information disclosed through our website may be considered material. Investors should monitor our website in addition to press releases, SEC filings and public conference calls and webcasts. The contents of our website referenced herein are not incorporated by reference into this Annual Report on Form 10-K.

GLOSSARY

This glossary highlights some of the terms that we use elsewhere in this Annual Report on Form 10-K and is not a complete list of all the defined terms used herein.

“AI” means artificial intelligence.

“API” means application programming interface.

“Blaize Holdings, Inc.” means the Company and its subsidiaries, after the Business Combination.

“Board” or “Board of Directors” means the board of directors of the Company.

“BurTech” means BurTech Acquisition Corporation, a SPAC, which was a publicly traded entity existing prior to the Closing Date of the Business Combination.

“Burkhan” means Burkhan Capital LLC, a Delaware limited liability company, an affiliate of BurTech.

“Business Combination” means the transaction pursuant to the Merger Agreement, whereby Merger Sub merged with and into Legacy Blaize, with Legacy Blaize being the surviving company and a wholly owned subsidiary of BurTech. The Business Combination may also be referred to as a “de-SPAC” transaction.

“CFIUS” means the Committee on Foreign Investment in the United States, which is an inter-governmental agency committee in the United States government that reviews the national security implications of foreign investments in the economy of the United States.

“Closing Date” means January 13, 2025, the date that the Company consummated the transaction contemplated by the Merger Agreement.

“de-SPAC” transaction means a process where a private operating company (in this case, Legacy Blaize) merges with a SPAC (in this case, BurTech) to become a publicly traded company.

“FCPA” means the U.S. Foreign Corrupt Practices Act of 1977, as amended.

“GSP” means Graph Streaming Processor, a specialized AI accelerator designed for graph-native computing.

“JOBS Act” means the Jumpstart Our Business Startups Act of 2012.

“Legacy Blaize” means Blaize, Inc., which survived the Merger as a wholly owned subsidiary of the Company.

“Merger” means the transactions contemplated by the Merger Agreement as defined below, and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”.

“Merger Agreement” means the Agreement and Plan of Merger, dated as of December 22, 2023 (as amended on April 22, 2024, October 24, 2024, and November 21, 2024), by and among BurTech, Merger Sub, Legacy Blaize and, for the limited purposes set forth therein, Burkhan.

“Merger Sub” means BurTech Merger Sub, Inc., a former Delaware corporation and former wholly owned subsidiary of BurTech. Merger Sub was a shell company formed by BurTech solely in order to complete the acquisition of Legacy Blaize.

“Nasdaq” means The Nasdaq Stock Market LLC. Both the Nasdaq Global Market (on which the Company’s common stock is listed) and Nasdaq Capital Market (on which the Company’s warrants are listed) are tiers of markets within the broader Nasdaq Stock Market LLC.

“NRE” means non-recurring engineering engagements, also referred to as strategic consulting services.

“OEM” means original equipment manufacturer.

“PCIe card” means a peripheral component interconnected express card, an expansion component that upgrades computer functionality.

“RSU” means a restricted stock unit.

“Securities Act” means the Securities Act of 1933, as amended.

“SoC” means System-on-a-Chip products, including our wafer fabrication, assembly, and testing processes.

“SPAC” means Special Purpose Acquisition Company, which is a blank check, publicly traded shell company that has raised capital through an initial public offering and is formed with the purpose of performing a business combination transaction within a specified timeframe.

“Sponsor” means BurTech LP, LLC, which prior to the Merger was the sponsor of BurTech. After the close of the Merger, the Sponsor and its affiliated entities remained a significant shareholder in the Company and are therefore considered a related party.

PART I

ITEM 1. BUSINESS

Overview

Blaize Holdings, Inc. (“Blaize,” the “Company,” “we,” “us,” and “our”) develops purpose-built AI-enabled computing solutions comprised of both our proprietary hardware and software, and complementary third-party hardware solutions, as further described below. Our computing solutions are designed for efficient processing of AI inference workloads across edge and data center environments. Our architecture supports AI workloads where latency, power efficiency, and cost efficiency are important considerations. Our systems can process data locally at the edge or within data center infrastructure, depending on deployment requirements. Local processing can reduce bandwidth usage and support latency-sensitive applications requiring real-time decision making.

In addition to our internally developed products, we also deliver third-party hardware solutions that complement and enhance our core offerings. By integrating certain third-party hardware components, we believe that we are able to provide customers with comprehensive and flexible computing solutions tailored to their specific needs. These third-party hardware solutions typically are substantially comprised of servers, which are selected to ensure optimal compatibility and performance with our products and our AI-enabled platforms.

We are a Delaware corporation, incorporated in 2010, headquartered in El Dorado Hills, California.

Merger and Reverse Recapitalization

On January 13, 2025, BurTech completed the Merger, pursuant to the Merger Agreement, whereby Merger Sub merged with and into Legacy Blaize, with Legacy Blaize being the surviving company and a wholly owned subsidiary of BurTech.

In connection with the de-SPAC, we changed our name from “BurTech Acquisition Corporation” to “Blaize Holdings, Inc.,” and the Merger was accounted for as a reverse merger and recapitalization, with BurTech considered the acquired company, and Legacy Blaize considered the acquirer, for financial statement reporting purposes.

Available Information

We file our annual, periodic and current reports, and other required information, electronically with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information that we file with the SEC electronically. We also make available on our website at https://ir.blaize.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of our website referenced herein are not incorporated by reference into this Annual Report on Form 10-K.

Principal Products and Services

Products

Hardware

We have created an AI computing accelerator, the GSP. This processor has been designed from the ground up for compute-intensive data parallel workloads, such as computer vision, machine learning, and AI applications. It is fully programmable, making it flexible and adaptable. The GSP leverages a data streaming mechanism to enable efficient parallelism at the data, instruction, task, chip, and system level, streamlining execution processing and enabling low energy consumption, high performance, and scalability.

Additionally, our hardware offerings include compute cards (PCIe cards and other cards) that incorporate our GSP and come in a comprehensive set of commonly used form factors. We work closely with our vendors to qualify these cards to add AI compute acceleration to their systems, with the intention to deliver solutions across a broad spectrum of performance points and deployment verticals, from the edge to the data center.

In addition to our internally developed products, we deliver third-party hardware solutions, primarily comprised of servers and small form factor stand-alone systems, that host our proprietary technology. We support industry standard APIs and frameworks, enabling customers to execute AI models and develop new applications on our hardware.

Software

Our software suite includes a software development kit which complies with open standards and can be used by customers to program their own models and algorithms. We also provide a comprehensive software suite, Blaize AI Studio (“AI Studio”). AI Studio provides a visual no-code or low-code environment intended to simplify the creation and deployment of AI models and features a robust set of tools and libraries designed to streamline the software development lifecycle.

Services

We also offer strategic consulting services to configure our hardware and licensed intellectual property to a customer’s needs.

Sales and Marketing

Our commercial organization utilizes research to identify key markets and sales opportunities across our target markets. Our marketing activities focus on integrating our branded products into complementary hardware, promoting our branded products, and raising awareness of our product offerings to prospects in selected target markets. This includes participation at trade events, demonstrations of our technology, collaborations and co-promotions with ecosystem partners, social campaigns, competitive positioning and other marketing activities.

Customers

Our revenue has been generated from a limited number of significant customers, some of whom have been, and may in the future be, related parties. For the year ended December 31, 2025, two major customers located in China accounted for 61% and 27% of our total revenue, respectively. Neither of these customers was a related party. In 2025, all of our revenue was attributable to sales of hardware and software products, with no revenue generated from services.

In 2024, 98% of our revenue was attributable to two different customers, located in the United States and Japan, both of whom were related parties. In 2024, substantially all of our revenue was derived from providing strategic consulting services, and these service contracts have since expired.

Since our revenue is currently concentrated among a small number of customers, revenue recognized from any one significant customer may change the geographical mix of our revenue. Going forward, we expect to derive revenue from sales of third-party solutions and our hardware and software products, as well as from strategic consulting services.

Manufacturing

We outsource all of our manufacturing in relation to our AI chips and PCIe cards.

Samsung Foundry is our foundry for the current generation SoC. All packaging and testing of the SoC is performed by our partners located in Taiwan. Our design and manufacturing partners closely monitor and reserve raw materials for silicon wafers and related packaging for our finished SoCs. The raw materials and components used in our products include silicon, polymers, copper, aluminum, other metal alloys, and plastics, which are generally available throughout the world but are largely provided by companies in China.

We also have manufacturing contracts with Plexus, a contract manufacturer with a facility located in Penang, Malaysia, that provides new product introduction services and mass produces all of our products. In addition to performing printed circuit board assembly, final assembly, and functional testing for our products, Plexus procures raw material components to meet our periodic build forecasts and provides turnaround shipments of our products to our third-party logistics partner and customers around the world. The raw materials and components that we use include integrated circuits, epoxy glass fabric laminate, metals, plastics, resistors, capacitors, inductors, transistors, diodes, and sensors, which are generally available throughout the world, but largely provided by companies in Asia.

Competition

Our scalable and programmable architecture enables us to sell into a broad set of markets and applications. As a result, our competitors vary depending on the target market line of business.

Government Regulation

We are subject to various laws and regulations in the United States (“U.S.”) and internationally. These laws and regulations include, but are not limited to, data privacy and data localization, copyright and other intellectual property laws, anti-spam, consumer protection, employment, export control laws, tariffs, and taxation.

Data Protection and Privacy

The overall regulatory framework for AI and machine learning technologies (“AI Technologies”) is rapidly evolving as many federal, state and foreign governmental bodies and agencies have introduced, or are currently considering, AI laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that could affect the operation of our AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.

Anti-Corruption, Sanctions and CFIUS

We are subject to the FCPA. The FCPA prohibits corporations and individuals from engaging in improper activities to obtain or retain business or to influence a person working in an official capacity. It prohibits, among other things, providing, offering, or promising, directly or indirectly, anything of value to any foreign government official or employee, or any political party or official thereof, or candidate for political office to improperly influence, induce, obtain or retain business from, expedite or secure the performance of official acts of a routine nature, secure an improper advantage, or otherwise violate any anti-bribery laws, from any such person. Similar laws exist in other countries, such as the UK, which restrict improper payments to persons in the public or private sector. Historically, technology companies have been the target of FCPA and other anti-corruption investigations and penalties.

In addition, we are subject to U.S. and foreign laws and regulations that restrict our activities in certain countries and with certain persons. These include the economic sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control and the export control laws administered by the U.S. Commerce Department’s Bureau of Industry and Security.

Investment in the Company by non-U.S. investors may be subject to the jurisdiction of and review by CFIUS, which has the power to rescind or mitigate transactions or impose monetary penalties for violations of CFIUS regulations. Because we develop technology that is deemed “critical” from a U.S. national security perspective, certain investments by non-U.S. persons or entities could trigger mandatory CFIUS filings before an investment is allowed to close.

Intellectual Property

We believe our success depends in part upon our ability to develop and protect our core technology and intellectual property rights. We have built a portfolio of intellectual property rights, including issued patents and registered trademarks, copyrights, confidential technical information, and expertise in the AI and machine learning at the edge sectors.

We own numerous issued patents and pending patent applications. As of December 31, 2025, we held 43 patents and had 16 pending patent applications. Our patents are expected to expire between June 16, 2031 and September 24, 2044. We own two issued foreign patents, one in the United Kingdom and one in the Republic of Korea. Our five pending foreign patent applications include patent applications in India. Our patents contain a broad range of claims related to the field of AI and parallel processing architecture.

In addition to actively seeking patent protection covering inventions originating from us, from time to time we review opportunities to either acquire patents outright, or licenses to use patents, to the extent we believe such patents may be useful or relevant to our business.

We have filed patent and trademark applications in order to further secure these rights and strengthen our ability to defend against third parties who may infringe on our rights. We also rely on trade secrets, design and manufacturing know-how, and continuing technological innovations to maintain and improve our competitive position. Additionally, we protect our proprietary rights through agreements with our commercial partners, supply chain vendors, employees, and consultants, as well as close monitoring of the developments and products in the industry.

Employees

As of December 31, 2025, we employed 254 people, of whom 228 were full-time employees. None of our employees are represented by a labor union or covered by collective bargaining agreements.

ITEM 1A. RISK FACTORS

The following risk factors should be considered in addition to the other information, including Item 7. and Item 8. of this Annual Report on Form 10-K. The following risks could harm our business, financial condition, results of operations or reputation, which could cause our stock price to decline. Additional risks, trends and uncertainties not presently known to us or that we currently believe are immaterial may also harm our business, financial condition, results of operations or reputation. Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

Risk Factors Summary

The following is a summary of the principal risks and uncertainties described in more detail in this Annual Report on Form 10-K:

•We have a history of operating losses, and we may not be able to generate sufficient revenue to achieve and sustain profitability.
•We depend on a small number of customers, including related parties, for a significant portion of our revenue, and our accounts receivable balances are similarly concentrated.
•Our business may depend on our ability to expand sales to customers located outside of the United States, and we may experience difficulties in collections of our accounts receivable, or other matters that could adversely affect our revenue.
•Development of our next-generation chip may be delayed or may not be feasible due to financial constraints.
•Our customer pipeline may take time to mature and may not result in revenue opportunities.
•A substantial portion of our revenue for the fiscal year ended December 31, 2025 was generated from sales of third-party hardware products. These products generally carry lower gross margins compared to our branded offerings. As a result, our overall profitability may be adversely affected if the proportion of third-party hardware sales remains high or increases in future periods.
•Our partnerships with certain automotive OEMs and Tier-1 suppliers are long-term in nature, and we will not receive firm purchase order commitments until we deliver our auto-grade chip.
•Our future revenue and operating results could be harmed if we are unable to acquire new customers, retain existing customers, or expand sales to our existing customers.
•We may not be able to successfully implement our growth strategy on a timely basis or at all.
•Failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform and products.
•The sales cycle with large enterprise customers can be long and unpredictable, and our sales efforts require considerable time and expense.
•If we fail to offer high quality support, our business and reputation could suffer.
•We depend on third-party manufacturers, including Samsung Foundry and Plexus, for producing our AI chips, and in the event of a disruption in our supply chain, any efforts to develop alternative supply sources may not be successful or may take longer to take effect than anticipated.
•If we fail to improve and enhance the functionality, performance, reliability, design, security and scalability of our platform and products and innovate and introduce new solutions in a manner that responds to our customers’ evolving needs, our business may be adversely affected.
•We may not be successful in driving the global deployment and customer adoption of digital offerings characterized by digital applications and solutions.
•If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or adequately address competitive challenges.
•We face intense competition, especially from well-established companies offering solutions and related applications. We may lack sufficient financial or other resources to maintain or improve our competitive position, which may harm our ability to add new customers, retain existing customers and grow our business.
•We may need to reduce or change our pricing model to remain competitive.
•If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, and changing customer needs or preferences, our platform and products may become less competitive.
•The estimates of market opportunity and forecasts of market growth included in this Annual Report on Form 10-K may prove to be inaccurate. Even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
•If our software or hardware contains serious errors or defects, we may lose revenue and market acceptance and may incur costs to defend or settle claims with our customers.
•We currently optimize, quantize and fine-tune existing AI models and may in the future, use and develop AI, machine learning and automated decision-making technologies throughout our business, which may expose us to certain regulatory and other risks that could adversely affect our results of operations and financial condition.
•We depend on third-party data hosting and transmission services. Increases in cost, interruptions in service, latency or poor service from our third-party data center providers could impair the delivery of our platform, which could result in customer dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue.
•We rely on third-party proprietary and open source materials for our platform. Our inability to obtain third-party licenses for such materials, or obtain them on favorable terms, or any errors, bugs, defects or failures caused by such materials could adversely affect our business, results of operations and financial condition.
•Our use of open source software or datasets could subject us to possible litigation or cause us to subject our platform or products to unwanted open source license conditions that could negatively impact our sales.
•We rely on computer hardware, purchased or leased, and software licensed from and services rendered by third parties in order to run our business.
•Our growth depends in part on the success of our strategic relationships with third parties.
•We anticipate that our operations will continue to increase in complexity as we grow, which will create management challenges.
•We depend on our senior management team and the loss of one or more key employees or an inability to attract and retain highly skilled employees may adversely affect our business.

•If we are unable to hire, retain and motivate qualified personnel, our business will suffer.
•If we are unable to maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success, and our business may be harmed.
•The obligations associated with being a public company require significant resources and attention from our senior management team.
•Our senior management team has limited experience with the complexities of managing a publicly traded company.
•If we fail to execute invention assignment agreements with our employees and contractors involved in the development of intellectual property or are unable to protect the confidentiality of our trade secrets, the value of our products and our business and competitive position could be harmed.
•We could incur substantial costs in protecting or defending our proprietary rights. Failure to adequately protect our rights could impair our competitive position and we could lose valuable assets, experience reduced revenue and incur costly litigation.
•In general, we are subject to various laws and regulations in the U.S. and internationally, which may expose us to liability, increased costs or have other adverse effects that could harm our business.
•We are subject to financial and economic sanctions, export controls and similar laws, and non-compliance with such laws can subject us to administrative, civil, and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect our business, results of operations, financial condition and reputation.
•We may conduct a portion of our business with third-party ecosystem partners to provide defensive solutions that incorporate our products to various foreign and domestic government agencies, which are subject to unique risks.
•We are subject to anti-corruption, anti-bribery, anti-money laundering and similar laws. Non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.
•We process proprietary, confidential and personal information which may subject us to certain laws or other obligations regarding the privacy and security of such information. If we fail to comply with applicable laws or obligations, or if the confidentiality, integrity, or availability of this information or our information technology systems is compromised, our reputation may be harmed and we may be exposed to liability and loss of business.
•There is substantial doubt about our ability to continue as a going concern.
•Currency controls may limit our ability to access or repatriate funds.
•Future issuances of shares of our common stock or other securities convertible into our common stock could cause the market value of shares of our common stock to decline and could result in dilution of your shares.
•We may not be able to meet the continued listing standards of the Nasdaq from time to time. This could result in our common stock being delisted from the exchange.
•Activist shareholders could disrupt our operations, cause uncertainty, and adversely affect our business and stock price.
•We do not intend to pay dividends on our common stock for the foreseeable future, and investors should plan to rely on stock price appreciation for a return on their investment.
•Our ability to timely raise capital in the future may be limited, or may be unavailable on acceptable terms, if at all, and we cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business.
•It is not possible to predict the actual number of shares we will sell to B. Riley under the Committed Equity Facility, or the actual gross proceeds resulting from those sales. Further, we may not have access to the full amount available under the Committed Equity Facility.
•Some provisions of Delaware law and our certificate of incorporation and bylaws may deter third parties from acquiring us and diminish the value of our common stock.
•Macroeconomic conditions could materially adversely affect our business, financial condition, results of operations, and prospects.
•Our supply chain and production process may be affected by tariffs on equipment or materials that we may rely on or use for our products, which could also cause our costs to increase.
•Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our common stock.

•Our actual operating results may differ significantly from any guidance that we may provide.
•We may be subject to litigation, claims, investigations, and regulatory actions from time to time.

Risks Related to our Business and Industry

We have a history of operating losses, and we may not be able to generate sufficient revenue to achieve and sustain profitability.

We have not yet achieved profitability. During the years ended December 31, 2025 and 2024, we incurred losses from operations of $103.8 million and $47.6 million, respectively, and used cash in operating activities of $73.8 million and $53.5 million, respectively. In 2025, our revenue was substantially comprised of sales of third-party hardware which supports our hardware products, certain of our hardware products, and our software products. In 2024, our revenue was substantially attributed to NRE engagements with automotive partners. We intend to continue investing heavily in sales and marketing efforts, but we may not be able to sustain or increase our growth or achieve profitability in the future. In addition, we expect to incur significant additional legal, accounting and other expenses related to us being a public company as compared to when we were a private company. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.

We depend on a small number of customers, including related parties, for a significant portion of our revenue, and our accounts receivable balances are similarly concentrated.

A relatively small number of customers currently account for, and have historically accounted for, a significant portion of our revenue and accounts receivable balance. This customer concentration exposes us to a material adverse effect if any of these significant customers, for any reason, were to significantly reduce purchases, or favor competitors or new market participants. We can provide no assurance that any of these significant customers, or any of our other customers, will continue to utilize our products or services at current levels. Our customer concentration may also subject us to perceived or actual bargaining leverage that our significant customers may have, given their importance to us. If our significant customers seek to renegotiate their agreements on terms that are less favorable to us, and we accept such unfavorable terms, such unfavorable terms may have a material adverse effect on our business, results of operations and financial condition. Furthermore, industry consolidation and company failures could decrease the number of potential customers for our products and services. A decrease in the number of potential customers will increase our reliance on our current significant customers and, due to their relative importance to us, may further negatively impact our bargaining position with them, and thus our profitability. If we were to lose one or more of our significant customers, or have one or more of our significant customers cancel key programs or otherwise significantly reduce their volumes of business with us, or if one or more of our significant customer were to fail to pay us in full for the goods and services purchased from us, our sales and profitability would be materially reduced and our business and financial condition would be seriously harmed.

Our business may depend on our ability to expand sales to customers located outside of the United States, and we may experience difficulties in collections of our accounts receivable, or other matters that could adversely affect our revenue.
A substantial part of our sales is outside of the United States and some of our customers have some or all of their operations in countries other than the United States. Customers located in these markets can present unique challenges compared to other markets, including longer payment cycles, difficulties in enforcing agreements and collecting payments due to us through certain foreign legal systems, higher credit risk, and fluctuations in the timing and amount of purchase orders. For example, several of our current customers have payment practices and may have payment terms that are longer than customary in the United States, which has delayed, and may in the future continue to delay, our ability to collect amounts due to us. Problems with collections from, or sales to, any one of those customers could materially and adversely affect our revenues and results of operations.

Development of our next-generation chip may be delayed or may not be feasible due to financial constraints.

Development of silicon chip products is a highly complex process involving specialized third-party partners, and we cannot guarantee that any next-generation chip will initially perform as designed. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

Our customer pipeline may take time to mature and may not result in revenue opportunities.

In recent years, we have developed a customer pipeline and expect the delivery of our hardware and software solutions based on our production chip that came to market at the end of 2022. This pipeline may not convert in the timeline we expect or at all. In future periods, we may not be able to sustain customer pipeline growth consistent with recent history, or at all. The conversion of our pipeline is also not guaranteed as there are several external dependencies that we do not control, before a customer or end customer is ready to deploy AI solutions. Furthermore, we believe our revenue growth depends on a number of factors, including our ability to:

•expand our ecosystem of partners for hardware and software solutions;
•attract new customers and retain and increase sales to existing customers;
•maintain and expand our relationships with our customers;
•develop our existing platform and products, introduce new functionality to our platform and develop new products;
•expand into new market segments and internationally; and
•secure long-term revenue commitments from automotive OEMs and Tier-1 suppliers.

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

A substantial portion of our revenue for the fiscal year ended December 31, 2025 was generated from sales of third-party hardware products. These products generally carry lower gross margins compared to our branded offerings. As a result, our overall profitability may be adversely affected if the proportion of third-party hardware sales remains high or increases in future periods.

Our business strategy has historically emphasized both our strategic consulting services and the development, marketing, and sale of our branded AI chip products, which typically yield higher margins due to proprietary technology and value-added features. However, competitive pressures and supply chain considerations have led to a shift in our sales mix. If we are unable to successfully promote and sell our own branded products, or if market conditions continue to favor third-party hardware, our gross margin and net income could decline.

Additionally, reliance on third-party hardware exposes us to risks related to supplier relationships, product quality, and inventory management. We may have limited control over pricing, product availability, and warranty terms, which could further impact our financial results. If we are unable to mitigate these risks or improve the margin profile of our sales mix, our business, financial condition, and results of operations could be materially and adversely affected.

Our partnerships with certain automotive OEMs and Tier-1 suppliers are long-term in nature, and we will not receive firm purchase order commitments until we deliver our automotive-grade chip.

We have been working with automotive partners for several years and secured long-term joint development agreements for expected revenue predicated upon us delivering automotive-grade chips to these partners. The nature of Advanced Driving Assistance Systems (“ADAS”) is still evolving with OEMs continuing to develop their strategies. We believe that our technology is well positioned to be a key contributor in the solutions that are adopted but we do not control the pace at which the industry is moving to deploy ADAS of increasing complexity into their vehicles. We have not yet entered into any contractual arrangements for any ADAS solutions with any automotive partners based on our technology. This technology is not expected to be in production until 2028 or later.

Our ability to continue to invest in developing automotive-grade chips and software depends upon having access to a large amount of capital that is expected to be sourced from revenues into other non-automotive markets, based on our current set of products. A shortfall in those revenues will significantly impact our automotive roadmap and automotive OEMs and Tier-1 and Tier-2 partners may choose to adopt competing technologies. If this occurs, it will be extremely difficult to retain our specialist automotive skills and there is a high risk of losing that expertise altogether.

Our future revenue and operating results could be harmed if we are unable to acquire new customers, retain existing customers, or expand sales to our existing customers.

The majority of revenues that we have generated to date are through sales of third-party hardware and paid proof-of-concepts or NRE concepts. Our ability to increase revenue also depends, in part, on our ability to retain existing customers and to sell additional functionality and adjacent products and services to our existing and new customers. In order for us to maintain or improve our results of operations, it is important that our customers renew their contracts with us on the same or more favorable terms to us, and increase the proportion of our complementary products in relation to other hardware sales such as servers sourced from third parties. Our ability to increase sales to existing customers and prospective customers depends on several factors, including their experience with using our products and our pricing model.

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

Our future growth, profitability and cash flows depend upon our ability to successfully implement our growth strategy, which, in turn, is dependent upon a number of factors, including our ability to:

•expand our eco-system of partners for hardware and software solutions;
•grow our current customer base;
•acquire new customers;
•scale our business model;
•expand our customer base and customer location footprint;
•ensure a consistent and timely supply chain;
•expand our presence within verticals;
•continue to innovate our product offerings; and
•selectively pursue strategic and value-enhancing acquisitions.

We may not be able to successfully achieve any or all of the above initiatives in the manner or time period that we expect. Further, achieving these objectives will require investments which may result in short-term costs without generating any current revenue and therefore may be dilutive to our earnings. We may not be able to realize, in full or in part, the anticipated benefits we expect our strategy will achieve. The failure to realize those benefits could have a material adverse effect on our business, financial condition and results of operations.

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

The sales cycle with large enterprise customers can be long and unpredictable, and our sales efforts require considerable time and expense.

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

Customers often view our platform and products as a strategic decision with significant investment. As a result, customers frequently require considerable time to evaluate, test, and qualify our platform and products prior to entering into or expanding a subscription or purchase order. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a sale. Additional factors that may influence the length and variability of our sales cycle include:

•the effectiveness of our sales force as we hire and train our new salespeople to sell to large enterprise customers;
•the discretionary nature of purchasing and budget cycles and decisions;
•the obstacles placed by customers’ procurement process;
•economic conditions and other factors impacting customer budgets;
•customers’ integration complexity;
•customers’ familiarity with edge computing solutions;
•customers’ evaluation of competing products during the purchasing process;
•evolving customer demands;
•the adoption and implementation of regulations that affect our ability to obtain customers in certain regions of the world outside of the U.S.; and
•the adoption and implementation of regulations within the U.S. that impose supply chain and manufacturing location restrictions.

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

Further, we rely on certain external partners for critical manufacturing steps, including our wafer fabrication and assembly and testing processes which exposes us to significant risks. These processes are highly sensitive, and even minor contamination or technical glitches during wafer fabrication can render a substantial portion of the component unusable. Identifying such problems early in the production cycle and resolving them in a timely manner is often difficult, expensive and time consuming. Therefore, any issues that arise from our third-party chip manufacturers could lead to production delays, increased costs, and could potentially lead to a compromise in the quality and performance of our products, which could significantly impact our business and financial results.

We depend on third-party manufacturers, including Samsung Foundry and Plexus, for producing our AI chips, and in the event of a disruption in our supply chain, any efforts to develop alternative supply sources may not be successful or may take longer to take effect than anticipated.

As a fabless company, we do not manufacture our own semiconductor or SoC products and currently rely on third-party manufacturers, including Samsung Foundry and Plexus, to produce our products. Additionally, we have a design, manufacturing and sales agreement with VeriSilicon, Inc. (“VeriSilicon”) that provides us with design expertise, support and assistance, and certain deliverables, prototypes, products and services from VeriSilicon. We cannot be sure that these manufacturers will remain in business, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these products for our intended purpose. Our reliance on these third-party manufacturers subjects us to a number of risks that include, among other things:

•the interruption of supply resulting from modifications to or discontinuation of a manufacturer’s operations;
•delays in product shipments resulting from uncorrected defects, reliability issues or a manufacturer’s variation in a component;
•a lack of long-term supply arrangements with our manufacturers;
•a delay in delivery due to its suppliers’ prioritizing other customer orders over ours;
•damage to our reputation caused by defective products produced by our suppliers;
•fluctuation in delivery by our suppliers due to changes in demand from our or their other customers;
•interruptions, shortages, delivery delays and potential discontinuation of supply as a result of any reasons outside our control;
•political, legal and economic changes, crises or instability and civil unrest in the jurisdictions where our manufacturers’ plants are located, such as changes in China-Taiwan relations that may adversely affect our manufacturers’ and suppliers’ operations;
•currency conversion risks and exchange rate fluctuations; and
•compliance requirements of U.S. customs and international trade regulations.

Although our semiconductor or SoC products could be produced by other manufacturers, any attempt to transition our supply arrangement to one or more other manufacturers could entail significant coordination and expense and could lead to delays in production. If we are unable to arrange for sufficient production capacity among our contract manufacturers or if our contract manufacturers encounter production, quality, financial, or other difficulties, we may encounter difficulty in meeting customer demands as it seeks alternative sources of supply, or we may have to make financial accommodations to such contract manufacturers or otherwise take steps to mitigate supply disruption. Any alternative manufacturers may be unable or unwilling to meet our and our customers’ specifications. In addition, we may experience supply shortages from some of our suppliers. Any disruption in supply from any supplier or manufacturing location could lead to supply delays or interruptions that could damage our business or financial condition. If any of the risks discussed above materialize, costs could significantly increase, and our ability to meet demand for our products could be impacted.

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

Our business involves cloud, edge, AI (including generative AI) and software solutions based on existing AI models, and we are devoting significant resources to develop and deploy such strategies. Our success with these solutions will depend on the level of adoption of our offerings. We incur costs to develop cloud, edge, AI and software solutions and to build and maintain infrastructure to support cloud and edge computing offerings. Success with these solutions depends on execution in many areas, including:

•establishing and maintaining the utility, compatibility, and performance of our cloud, edge, AI and software solutions (including the reliability of our third-party software vendors, network and cloud providers) on a growing array of medical devices, software and equipment;
•continuing to enhance the attractiveness of our solutions to our customers in the face of increasing competition from a significant number of existing and new entrants in the market, while ensuring these solutions meet their reliability and security expectations;
•establishing lasting relationships with key server and edge-AI box manufacturers;
•ensuring these solutions meet regulatory requirements in a fast-moving space disrupted by changing regulations around data privacy and the need for innovation, including obtaining marketing authorizations when required; and
•adapting to ever-changing geopolitical regulations on advanced technologies, including AI Technologies.

It is uncertain whether our strategies will attract customers or generate revenue required to succeed in this highly competitive and rapidly changing global market. We have committed and continue to commit substantial efforts, funds, and other resources to research and development and information technology infrastructure for our digital offerings, and the risk of failure is inherent. Even where our digital offerings satisfy applicable regulations and reimbursement policies, customers may not adopt them due to concerns about the security of personal data or the absence of digital infrastructure to support and effectively use the offerings, a hesitancy to embrace new technology, or for other reasons. We also may not effectively execute organizational and technical changes to accelerate innovation and execution. In a number of countries, certain cloud, edge, AI and software solutions are restricted areas of foreign investment. Collaborating with a domestic, qualified third party will increase costs and may create uncertainties in such jurisdictions. The legality or validity of any collaboration may be challenged or subjected to scrutiny in such jurisdictions and the relevant governmental authorities have broad discretion in addressing such arrangements. Any of these risks could have a material adverse effect on our business results, cash flows, financial condition, or prospects.

Additionally, we may be making significant investments in AI initiatives and are building AI into many of our digital offerings. We are planning to leverage generative AI such as large language models across our portfolios to build differentiated products and solutions and deploy those solutions through various modalities for our customers, including on the device, via edge or data centers, and/or via the cloud. Using AI in this manner presents risks and challenges that could affect its adoption, acceptance and effectiveness, including flawed AI algorithms, insufficient, overly broad or biased datasets, unauthorized access to personal data, lack of acceptance from our customers or failure to deliver positive outcomes. We contract with numerous third parties to offer our digital content to customers as well as to assist with the development of their own software applications and services, and our reliance on access to these third parties’ digital applications, which may not continue to be available to us on commercially reasonable terms, or at all, could impact our ability to offer a wide variety of our own digital offerings at reasonable prices with acceptable usage tools, or continue to expand our geographic reach. The occurrence of any of the above could have a material adverse effect on our business results, cash flows, financial condition or prospects.

If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction or adequately address competitive challenges.

We may experience rapid growth and organizational change, which may place significant demands on our management and our operational and financial resources. We may also experience growth in the number of customers and the amount of data that our hosting infrastructure supports. Our ability to manage our business will depend in part on our ability to manage this growth effectively. If we fail to manage our anticipated growth and change in a manner that preserves our corporate culture, it could negatively affect our reputation and ability to retain and attract customers and employees.

We intend to expand our international operations in the future. Our expansion may place a significant strain on our managerial, administrative, financial and other resources. If we are unable to manage our growth successfully, our business and results of operations could suffer. It is important that we maintain a high level of customer service and satisfaction as we expand our business. As our customer base continues to grow, we will need to expand our account management, customer service and other personnel. Failure to manage growth could result in difficulty or delays in launching improvements to our platform or our products, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any of these could adversely impact our business performance and results of operations.

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

We price our platform and products based on delivering what we believe to be a compelling Total Cost of Ownership (“TCO”) advantage to customers. However, the completed product may have hardware and software components from our third-party ecosystem partners which affects our ability to control pricing. We expect that we may need to change our pricing from time to time. As new or existing competitors introduce products that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers. We also must determine the appropriate price to enable us to compete effectively internationally. Large enterprise customers may demand substantial price discounts as part of the negotiation of sales contracts. As a result, we may be required or choose to reduce our prices or otherwise change our pricing model, which could adversely affect our business, operating results and financial condition.

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

The novelty of AI, especially as it relates to regulatory matters, safety of AI-driven technology, and security of AI-driven products, exposes us to a higher risk of unforeseen liabilities that can represent a substantial burden on our finances to defend against lawsuits or detrimental publicity, or to comply with new regulations imposed on AI technologies or products.

Our current chip was designed over four years ago and it is possible that in certain situations, it may not be competitive in performance and features. This will impact our ability to deliver the revenue forecast until our next-generation chip is available and we may lose key customer opportunities in the meantime.

The estimates of market opportunity and forecasts of market growth included in this Annual Report on Form 10-K may prove to be inaccurate. Even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

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

Errors, defects, security vulnerabilities, service interruptions or software bugs in our platform or products could result in losses to our customers. Our customers may seek significant compensation from us for any losses they suffer or cease conducting business with us altogether. Further, a customer could share information about bad experiences on social media, which could result in damage to our reputation and loss of future sales. Further, provisions typically included in our agreements with our customers that attempt to limit our exposure to claims may not be enforceable or adequate or otherwise protect us from liabilities or damages with respect to any particular claim. Even if not successful, a claim brought against us by any of our customers would likely be time-consuming and costly to defend and could seriously damage our reputation and brand, making it harder for us to sell our solutions.

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

As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies and the usage of, or our investments in, such technologies may not ultimately enhance our products or services or be beneficial to our business, including our efficiency or profitability. In particular, if the models underlying our AI Technologies are incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation, and the reputations of our customers, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are party or civil claims.

We expect that increased investment will be required in the future to continuously improve our use of AI Technologies, and we may plan to increase our investment in this area to continuously improve our use of AI Technologies and our products. In particular, we will be working to incorporate generative AI Technologies (i.e., AI Technologies that can produce and output new content, software code, data and information) into our solutions. There is a risk that generative AI Technologies could produce inaccurate or misleading content or other discriminatory or unexpected results or behaviors, such as hallucinatory behavior that can generate irrelevant, nonsensical or factually incorrect results, all of which could harm our reputation, business or customer relationships. Any measures we take to reduce such risks may not always be successful, and in some cases, we may need to rely on end users to report such inaccuracies. In addition, our ability to develop proprietary AI models may be limited by our access to processing infrastructure or training data and we may be dependent on third-party providers for such resources. As such, we may not be successful in our ongoing development and maintenance of these technologies in the face of novel and evolving technical, reputational and market factors.

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

We currently serve the majority of our platform functions from third-party data center hosting facilities operated by a company located in the southeastern United States. Our platform is deployed to multiple data centers within this geography, with additional geographies available for disaster recovery. Our operations depend, in part, on our third-party providers’ protection of these facilities from natural disasters, power or telecommunications failures, criminal acts or similar events. If any third-party facility’s arrangement is terminated, or its service lapses, we could experience interruptions in our platform or higher latency, as well as delays and additional expenses in arranging new facilities and services.

A significant portion of our operating cost is from our third-party data hosting and transmission services. If the costs for such services increase due to vendor consolidation, regulation, contract renegotiation or otherwise, we may not be able to increase the fees for our ecommerce platform or professional services to cover the changes. As a result, our operating results may be significantly worse than forecasted. Our servers may be unable to achieve or maintain data transmission capacity sufficient for timely service of increased traffic or order processing. Our failure to achieve or maintain sufficient and performance data transmission capacity could significantly reduce demand for our platform.

Despite precautions taken at our data centers, spikes in usage volume, a natural disaster, an act of terrorism, vandalism or sabotage, civil unrest in the area, and/or the closure of a facility without adequate notice or other unanticipated problems could result in lengthy interruptions or performance degradation of our platform. Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our platform. Even with current and planned disaster recovery arrangements, our business could be harmed. If we experience damage or interruption, our insurance policies may not adequately compensate us for or protect us against any losses, liabilities and costs that we may incur. These factors in turn could further reduce our revenue, subject us to liability or cause customers to terminate their subscriptions, any of which could materially adversely affect our business.

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

Human Capital Risks

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

Our success depends largely upon the continued services of our executive officers and certain key employees, whom we rely on for research and development, marketing, sales, services and general and administrative functions. From time to time, our executive management team may change from the hiring or departure of executives, which could disrupt our business. Our executive officers and key employees are employed “at will” and could choose to terminate their employment with us at any time. The loss of one or more of our executive officers or key employees could have a serious adverse effect on our business.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense. If we are unable to attract such personnel in cities where we are located, we may need to hire in other locations, which may add to the complexity and costs of our business operations. We expect to continue to experience difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources. In addition, candidates for employment and existing employees often consider the value of the stock awards they may receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, it could adversely affect our business and future growth prospects.

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

Wage inflation in certain geographies in which we compete for highly skilled talent has been extremely high in the past few years. Although we have managed to retain our key employees, we may experience some level of employee attrition or turnover, and there is no guarantee that we will be able to continue to retain key employees or respond to these conditions in these locations if these trends continue.

While we have in the past and intend to continue to issue equity awards as key components of our overall compensation and employee attraction and retention efforts, we are required under GAAP to recognize compensation expense in our operating results for employee stock-based compensation under our equity grant programs, which may increase the pressure to limit stock-based compensation. Further, the dilutive effect of substantial equity awards may have a negative effect upon our stock, which could increase the pressure to limit stock-based compensation, or, conversely, should we fail to effectively limit the dilutive effects of stock based compensation, our stockholders may experience a decline in the stock price from such dilution.

If we are unable to maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success, and our business may be harmed.

We believe a portion of our success has been our corporate culture. We have invested substantial time and resources in building our team and cultivating a corporate culture which we believe motivates employees and is attractive to potential employees. As we grow and develop our infrastructure as a public company, our operations may become increasingly complex. We may find it difficult to maintain important aspects of our corporate culture. Any failure to preserve our corporate culture could negatively affect our future success, including our ability to retain and recruit personnel, and to effectively focus on and pursue our corporate objectives.

The obligations associated with being a public company require significant resources and attention from our senior management team.

As a public company with listed common stock, we are required to comply with various laws, regulations and requirements, including the requirements of the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC and requirements of the Nasdaq. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal control over financial reporting. While Section 404 of the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control structure and procedures for financial reporting on an annual basis, for as long as we are a non-accelerated filer or an Emerging Growth Company, the registered public accounting firm that issues an audit report on our financial statements will not be required to attest to or report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. We cannot be certain if the scaled SEC reporting options available to Smaller Reporting Companies or the delay in implementing new accounting standards available to us as an Emerging Growth Company will make our common stock less attractive to investors, possibly making the market price of our common stock decline and the trading volume more volatile.

Our senior management team has limited experience with the complexities of managing a publicly traded company.

Since completing the Merger in 2025, we have been required, on an ongoing basis, to comply with various laws, regulations and requirements, including the requirements of the Exchange Act, related regulations of the SEC, and continued listing requirements of the Nasdaq, along with certain extremely technical and complex accounting requirements of GAAP, and reports required under these laws, regulations, and requirements, which must be communicated to the market on a timely basis. Our senior management team has limited experience with these laws, regulations, and requirements, and a failure to timely identify any potential for noncompliance with the foregoing may result in a material adverse event, and have significant consequences to our stockholders.

Legal, Regulatory, and Compliance Risks

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

Our patents or patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Any of our patents, trademarks or other intellectual property rights may be challenged or circumvented by others or invalidated through administrative process or litigation. Others may independently develop similar products, duplicate any of our solutions or design around our intellectual property rights or adopt similar or identical brands for competing platforms. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our platform and products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions restricting unauthorized use, copying, transfer and disclosure of our intellectual property rights may be unenforceable under the laws of jurisdictions outside the U.S.

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

Our business is subject to a variety of laws and regulations. These laws and regulations include but are not limited to data privacy and data localization, copyright or similar laws, export controls and sanctions, anti-spam, consumer protection, employment, and taxation. Compliance with such laws can require changes to our business practices and significant management time and effort. Additionally, as we continue to develop and improve consumer-facing products and services, and as those offerings may grow in popularity, the risk that additional laws and regulations will impact our business will continue to increase.

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

We may conduct a portion of our business with third-party ecosystem partners to provide defensive solutions that incorporate our products to various foreign and domestic government agencies, which are subject to unique risks.

Contracts with the U.S. or foreign governments are subject to extensive regulations, and new regulations, or changes to existing regulations, could increase our or any third-party ecosystem partners’ compliance costs, including in the form of withheld payments and/or reduced future business if we or any third-party ecosystem partners fail to comply with these requirements in the future, or otherwise have a material impact on our or any third-party ecosystem partners’ business, which could negatively impact our financial condition and operating results.

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

We are subject to FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the UK Bribery Act of 2010, the UK Proceeds of Crime Act 2002, and other anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years. These laws are interpreted broadly and prohibits, among other things, providing, offering, or promising, directly or indirectly, anything of value to any foreign government official or employee, or any political party or official thereof, or candidate for political office to improperly influence, induce, obtain and retain business from, expedite or secure the performance of official acts of a routine nature, secure an improper advantage, or otherwise violate any of the anti-bribery laws, from such or any person.

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

We may fail to properly assess and understand the risks of information security breaches and cannot guarantee that any measures we take to ameliorate these risks will be effective. Like other companies, we have been the subject of various cyber incidents. While we believe these incidents have not been material, we cannot guarantee that any future will not have a material impact.

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

Financial and Market Risks

There is substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Our ability to continue to meet our obligations, achieve our business objectives, and continue as a going concern is dependent upon several factors, including our revenue growth rate and the timing and extent of spending to support further sales, marketing and research and development efforts. Although we intend to raise additional capital through issuances of additional debt and/or equity, additional financing may not be available at terms acceptable to us or at all. These factors raise substantial doubt about our ability to continue as a going concern. If we cannot continue as a viable entity, this could materially adversely affect the value of our securities.

Currency controls may limit our ability to access or repatriate funds

A portion of our business operations, customers, or suppliers are located in China, and we may continue to expand our presence in the region. The Chinese government maintains strict currency controls and regulations on the convertibility of the Renminbi (RMB) into foreign currencies. These controls can restrict the free flow of capital into and out of China and may limit our ability to access, transfer, or repatriate funds generated from our operations or sales in China.

Approval from or registration with appropriate government authorities is required for the conversion of RMB into foreign currency and remittance of such foreign currency out of China for capital account items, such as direct investment, loans, and repatriation of investment proceeds.

If we are unable to obtain the necessary government approvals or complete the required registration processes, or if the Chinese government tightens its currency controls, we may be unable to repatriate funds from China or finance our operations. In addition, changes in foreign exchange policies or fluctuations in the value of the RMB could adversely affect our financial condition, results of operations, and cash flows.

Furthermore, any future restrictions on currency exchange or capital outflows imposed by the Chinese government could limit our ability to use cash generated in China to fund our business activities outside of China or to service our obligations denominated in foreign currencies. These risks could materially and adversely affect our business, financial condition, and results of operations.

Risks Related to Our Common Stock

Future issuances of shares of our common stock or other securities convertible into our common stock could cause the market value of shares of our common stock to decline and could result in dilution of your shares.

A substantial number of warrants and equity awards are outstanding, each of which are convertible into common stock in the case of warrants, exercisable for shares of our common stock in the case of stock options, or become common stock after the passage of time in the case of RSUs.

Sales of substantial amounts of shares of our common stock, issuances of common stock upon the conversion or exercise of warrants, issuances of additional equity awards, issuances of other classes of stock, or issuances of preferred stock could cause the market price of shares of our common stock to decrease significantly. We cannot predict the effect, if any, of future sales of shares of our common stock, or the availability of shares of our common stock for future sales, on the value of shares of our common stock. Sales of substantial amounts of shares of our common stock, or the perception that such sales could occur, may adversely affect prevailing market prices for shares of our common stock.

We may not be able to meet the continued listing standards of the Nasdaq from time to time. This could result in our common stock being delisted from the exchange.

Delisting could have several adverse consequences for our company and our shareholders. It would likely reduce the liquidity and marketability of our common stock, making it more difficult for shareholders to buy or sell shares. Delisting may also negatively impact our ability to raise capital, attract and retain employees, and pursue strategic transactions. Furthermore, it could diminish our visibility and credibility in the marketplace, potentially affecting relationships with customers, suppliers, and other business partners.

If we are unable to improve our stock price or otherwise comply with the listing requirements, and our common stock is delisted, it may only be traded on the over-the-counter market, which is generally less liquid and more volatile. This could further depress the market price of our common stock and adversely affect the value of your investment. You could lose some or all of your investment.

Activist shareholders could disrupt our operations, cause uncertainty, and adversely affect our business and stock price.

We may be subject to actions or proposals from activist shareholders, including unsolicited offers to acquire control, proposals to change our governance structure, or demands for strategic, operational, or financial changes. Activist shareholders may seek to effect changes in how the Company is governed, managed, or operated, or may seek to acquire control of the Company without paying a premium for all of our outstanding shares. Such activities could include public campaigns, proxy contests, or litigation.

Responding to activist shareholders can be costly and time-consuming, may divert the attention of our Board of Directors and management from the operation of our business, and could disrupt our ability to execute our strategic plans. Even if activist campaigns are not successful, the process of engaging with activist shareholders and responding to their proposals can create uncertainty among employees, customers, suppliers, and other stakeholders, potentially harming our business relationships and reputation.

In addition, perceived or actual actions by activist shareholders may cause volatility in the market price of our common stock, particularly if activist campaigns are accompanied by negative publicity or speculation regarding the Company’s future. If activist shareholders are successful in electing directors or effecting changes in management or strategy, such changes may not be in the best interests of all shareholders and could adversely affect our business, financial condition, and results of operations.

The actions of activist shareholders may adversely impact our ability to achieve our business objectives, maintain stable operations, and deliver long-term value to our shareholders.

We do not intend to pay dividends on our common stock for the foreseeable future, and investors should intend to rely on stock price appreciation for a return on their investment.

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain all available funds and future earnings, if any, to fund the development and growth of our business, support our working capital needs, and for general corporate purposes. As a result, investors seeking cash dividends should not purchase our common stock.

Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, and other factors that the Board of Directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants in any future debt agreements or other financing arrangements.

Accordingly, investors should intend to rely on sales of their shares of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. If our common stock does not appreciate in value, or if it declines in value, investors may lose part or all of their investment.

Our ability to timely raise capital in the future may be limited, or may be unavailable on acceptable terms, if at all, and we cannot be certain when or if our operations will generate sufficient cash to fund our ongoing operations or the growth of our business.

Our ability to timely raise capital in the future may be limited, or may be unavailable on acceptable terms, if at all. Our failure to raise capital when needed could harm our business, operating results and financial condition. Debt issued to raise additional capital may reduce the value of our common stock. Furthermore, if we were to incur debt, the terms of such debt, including the accrual and payment of interest at fixed or variable interest rates, could restrict our operations. Moreover, as a result of widespread inflation in the global economy, certain governmental authorities responsible for administering monetary policy have recently increased, and may continue to increase, applicable central bank interest rates, which could increase the costs required to obtain debt financing in the future or refinance any such future indebtedness Furthermore, if we incur debt, the debt holders could have rights senior to holders of common stock to make claims on our assets. As a result, our stockholders bear the risk of future issuances of debt securities reducing the value of our common stock.

It is not possible to predict the actual number of shares we will sell to B. Riley under the Committed Equity Facility, or the actual gross proceeds resulting from those sales. Further, we may not have access to the full amount available under the Committed Equity Facility.

On July 14, 2025, we entered into a common stock purchase agreement (the “Committed Equity Facility”) with B. Riley Principal Capital, LLC (“B. Riley”), pursuant to which B. Riley has committed to purchase up to $50.0 million of our common stock, subject to certain limitations and conditions set forth in the Committed Equity Facility. The shares of our common stock that may be issued under the Committed Equity Facility may be sold by us to B. Riley at our discretion from time to time over an approximately 36-month period. As of October 17, 2025, the most recent date of such a sale, we had sold a total of 8,410,321 shares of our common stock to B. Riley for net proceeds of $33.2 million.

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

In addition, under the applicable Nasdaq rules, we may not issue to B. Riley more than 20,326,159 shares of common stock without stockholder approval, which number of shares is equal to 19.99% of the shares of the common stock outstanding immediately prior to the execution of the Committed Equity Facility. As a result, if it becomes necessary for us to issue and sell to B. Riley an aggregate number of shares that would exceed that limit (excluding certain issuances), then before we could issue any shares of common stock in excess of the share issuance limit under the Committed Equity Facility, we would also need to obtain the requisite stockholder approval.

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

Our certificate of incorporation and bylaws provide for, among other things:

•the ability of our Board of Directors to issue one or more series of preferred stock with voting or other rights or preferences that could have the effect of impeding the success of an attempt to acquire us or otherwise effect a change in control;
•prohibit cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at stockholder meetings; and
•certain limitations on convening special stockholder meetings.

In addition, in our certificate of incorporation, we have not opted out of Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in certain “business combinations” with any “interested stockholder” for a three‑year period following the time that the stockholder became an interested stockholder, unless:

•prior to such time, the Board of Directors approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder;
•upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of voting stock outstanding at the time the transaction commenced, excluding certain shares; or
•at or subsequent to that time, the business combination is approved by our Board and by the affirmative vote of holders of at least two‑thirds of the votes of our outstanding voting stock that is not owned by the interested stockholder.

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

General Risk Factors

Macroeconomic conditions could materially adversely affect our business, financial condition, results of operations, and prospects.

Macroeconomic conditions, such as persistent inflation, changes to monetary policy, high interest rates, volatile currency exchange rates, credit and debt concerns, decreasing consumer confidence and spending, including capital spending, concerns about the stability and liquidity of certain financial institutions, prolonged or recurring U.S. federal government shutdowns, epidemics, pandemics and other health crises, and global recessions can adversely impact demand for our products, which could negatively impact our business, financial condition, results of operations, and prospects. Recent macroeconomic conditions have been adversely impacted by geopolitical instability and military hostilities in multiple geographies, including tariffs, the Russian invasion of Ukraine and the conflicts in the Middle East, and monetary and financial uncertainties.

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

We cannot predict what actions, if any, may be taken with respect to tariffs or trade relations between the United States and China, what products may be subject to the imposition of tariffs by the United States, or what actions may be taken by China in retaliation. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our supply chain and access to equipment, and our costs. Tariffs imposed on components or equipment that we source from China will increase our costs and could have an adverse impact on our operating results and financial conditions in future periods. Our supply chain and product assembly is global in nature. While most of the goods movement, including imports and exports, required to manufacture and test our products is restricted to Asian countries, there are certain components that are often required to enter or exit the United States. Those components are at the highest risk of being affected by the aforementioned changes, and in turn disrupting the supply chain and our product pipeline.

In a higher inflationary environment, we may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation. A higher inflationary environment can also negatively impact equipment, material, and logistics costs that, in turn, may increase the costs of producing and distributing our products.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our common stock.

Securities research analysts may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts write reports and downgrade our stock or publish inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, our securities price or trading volume could decline.

Our actual operating results may differ significantly from any guidance that we may provide.

From time to time, we may release projections or guidance in our quarterly earnings releases, quarterly earnings conference calls, or otherwise regarding our future performance that represents our management’s estimates as of the date of release. Any guidance we provide is based on certain assumptions, which may or may not prove to be correct. Failure to meet announced guidance or market expectations going forward, particularly with respect to our operational and financial results, shareholder returns, and expectations regarding the success of our business initiatives, whether due to our assumptions not being met or the impact of various risks and uncertainties, is likely to result in either or both a decline in or increased volatility in the market price of our stock. In addition, price and volume fluctuations in the stock market as a whole may affect the market price of our stock in ways that may be unrelated to our financial performance.

We may be subject to litigation, claims, investigations, and regulatory actions from time to time.

From time to time, we may be involved in various legal proceedings, claims, investigations, and regulatory actions arising in the ordinary course of our business. These matters may include, but are not limited to, commercial disputes, employment-related claims, intellectual property matters, product liability, contractual obligations, and regulatory compliance issues. The outcome of litigation and other legal proceedings is inherently uncertain, and regardless of the merits of the claims, defending against such actions can be costly, time-consuming, and may divert management’s attention from our core business operations.

Adverse outcomes in one or more of these proceedings could result in significant monetary damages, penalties, or injunctive relief against us, which could negatively impact our financial condition, results of operations, and reputation. Even if we ultimately prevail in any such matters, the costs of defense and the potential impact on our business relationships and reputation could be material. Additionally, the initiation of litigation or regulatory actions, or the announcement of such matters, could result in negative publicity and harm our brand or market position.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We recognize the critical importance of maintaining the safety and security of our systems and data and have a program for overseeing and managing cybersecurity and related risks, which is supported by both management and our Board of Directors.

Our cybersecurity functions are led by our Chief Scientist and Chief Operating Officer (“CSCOO”), who is one of the Company’s founders and reports to our Chief Executive Officer. Our CSCOO has delegated the overall responsibility for overseeing our cybersecurity management program and the protection and defense of our networks and systems to the Director of IT and Information Security (“DITIS”). The DITIS’s relevant experience in cybersecurity includes over 25 years of extensive experience, including six years with us, and roles including Director of Information Technology and Chief Information Officer at various other companies. The DITIS manages a team of IT professionals with broad experience and expertise, including in cybersecurity threat assessments, corporate firewall installation and management, enterprise infrastructure engineering, and network analysis, and who also support our cybersecurity incident response and vulnerability management efforts.

Our Board is responsible for overseeing our enterprise risk management activities in general, and the Audit Committee of the Board (“Audit Committee”), also reviews the adequacy and effectiveness of our information security policies and practices and the internal controls regarding information security risks. The Audit Committee receives regular information security updates from management. The full Board receives an update on our risk management process and the risk trends related to cybersecurity at least annually from management.

We also consult with external parties, such as cybersecurity firms and risk management and governance experts, on risk management and strategy.

Our cybersecurity strategy includes but is not limited to the following key elements:

Risk Assessment and Management – We follow processes outlined in the international standard ISO 27001, an Information Security Management System (ISMS), which helps safeguard the confidentiality, integrity, and availability of information through a structured risk management process. We believe that this approach helps us to manage cybersecurity risks by using a structured framework. However, as with any risk management program, absolute assurance cannot be provided.

Technical Security Controls – We employ layered security controls, including firewalls, identity and access management software and/or multi-factor authentication requirements for access to internal applications, and encryption technologies.

Vendor Risk Management Program – We have implemented processes to oversee, identify and manage risks from cybersecurity threats associated with our use of third-party service providers. Our vendor risk management program establishes governance, processes and tools for managing various risks related to third-party service providers, including information security and supplier-related risks.

As of December 31, 2025, we have not identified risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For more information regarding the risks we face from cybersecurity threats, please see Part I, Item 1A, — “Risk Factors”.

ITEM 2. PROPERTIES

Our corporate headquarters is located in leased office space located in El Dorado Hills, California. All of our facilities are substantially comprised of leased premises for office space.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become subject to various legal proceedings, lawsuits, disputes and claims arising in the ordinary course of our business. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, may have a material adverse effect on our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Equity

Our common stock is listed on The Nasdaq Global Market under the symbol “BZAI”.

Holders of Record

As of March 20, 2026, there were approximately 122,744,509 shares of our common stock outstanding with 105 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in “street name” accounts by brokers and other nominees.

Dividends

We have not paid any cash dividends on our common stock to date and we have no current plans to pay cash dividends to holders of our common stock.

Repurchases of Equity Securities By the Issuer and Affiliated Purchasers

None.

Sales of Unregistered Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, references to “we”, “us”, “our”, “Blaize” or the “Company” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are to Blaize Holdings, Inc. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto, included in Part 1I, Item 8. of this Annual Report on Form 10-K, and risk factors, included in Part I, Item 1A. of this Annual Report on Form 10-K.

Overview

We provide purpose-built, transformative AI-enabled edge computing solutions comprised of both our proprietary hardware and software, and complementary third-party hardware solutions, as further described below. Our computing solutions are designed for efficient processing of AI inference workloads across edge and data center environments. Our architecture supports AI workloads where latency, power efficiency, and cost efficiency are important considerations. Our systems can process data locally at the edge or within data center infrastructure, depending on deployment requirements. Local processing can reduce bandwidth usage and support latency-sensitive applications requiring real-time decision making.

In addition to our internally developed products, we also deliver third-party hardware solutions that complement and enhance our core offerings. By integrating certain third-party hardware components, we believe that we are able to provide customers with comprehensive and flexible computing solutions tailored to their specific needs. These third-party hardware solutions typically are substantially comprised of servers, which are selected to ensure optimal compatibility and performance with our products and our AI-enabled platforms.

Our portfolio includes highly efficient, programmable AI processors in a broad range of form factors, deployable across several verticals, including smart city, defense, retail and enterprise markets. Our accelerated AI computing platforms enable applications such as computer vision, advanced video analytics, and AI inference, and our software tools allow non-expert practitioners to deploy existing and novel AI applications on our hardware without the need to learn or use source code.

On January 13, 2025, BurTech completed the Merger, pursuant to the Merger Agreement, whereby Merger Sub merged with and into Legacy Blaize, with Legacy Blaize being the surviving company and a wholly owned subsidiary of BurTech.

In connection with the de-SPAC, we changed our name from “BurTech Acquisition Corporation” to “Blaize Holdings, Inc.”. BurTech was considered the acquired company and Legacy Blaize was considered the acquirer for financial statement reporting purposes, and the Merger was accounted for as a reverse merger and recapitalization.

Trends and Recent Developments

Recent Developments in Our Business

On July 16, 2025, we entered into a Strategic Cooperation Agreement (the “Starshine Agreement”) with Starshine Computing Power Technology Limited, a Hong Kong company (“Starshine”). Pursuant to the terms of the Starshine Agreement, we entered into a strategic partnership with Starshine to develop business opportunities for the sale of our hybrid AI platform and other products and services through Starshine in the Asia Pacific region. Starshine agreed to deliver a minimum of $120.0 million in revenue to us over the first 18 months of the Starshine Agreement. Any such commitments made by Starshine are subject to issuance of purchase orders by Starshine. Starshine initiated one purchase order to us in the third quarter of 2025 for $10.4 million. Starshine paid $1.6 million to us in regards to its account receivable, and the remainder of $8.8 million of its account receivable remains outstanding as of March 24, 2026. As of March 24, 2026, we have not received any further purchase orders from Starshine.

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

Key Business Metrics

Pipeline

We have identified potential future business opportunities that we believe could accelerate our growth through near-term customer implementations. Although we have no contractual arrangement(s) with respect to such pipeline and we cannot predict with certainty any future contractual arrangement(s), the pipeline contains target accounts and opportunities that have been identified as potential customers for our products and services. We classify certain key metrics related to our pipeline into the following categories: proof of concept stage, partners, and design wins.

Proof of Concept Stage

A proof-of-concept stage (“POC”) represents that a proposal for a proof of concept has either been initiated or is in progress with a potential customer or partner. We utilize POCs to demonstrate our technology’s value proposition along with its tailored use scenarios and satisfaction of customer and/or partner requirements. As of December 31, 2025, 25 POCs were initiated or in progress with a potential customer.

Partners

A partner (“Partner”) consists of either an independent software vendor or independent hardware vendor with whom we are working to integrate our products and services into the vendor’s offerings for their customers. Such vendors may include original equipment manufacturers (“OEMs”), original design manufacturers, system integrators, or hardware resellers or distributors, among others. As of December 31, 2025, we had a total of 30 Partners.

Design Wins

A design win (“Design Win”) represents that a Partner or a customer has selected our products and/or services to be incorporated into a product that it intends to produce or consume, as applicable, and has confirmed that our offerings integrate into such product accordingly. As of December 31, 2025, 20 Design Wins had been confirmed with a Partner or customer.

Results of Operations

Revenue

We currently derive revenue through a combination of:

•Hardware revenue — encompasses the sale of our semiconductor products and/or third-party hardware products which support our semiconductor products through various supply agreements.
•Software revenue — encompasses the sale of our applications and other software products through various licensing agreements.
•Strategic consulting services revenue — providing customized design services to our customers, tailored to their specific requirements.

The following table sets forth our revenue for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,		Change
(Amounts in thousands, except for percentages)	2025	2024	$	%
Total revenue	$38,632	$1,554	$37,078	*

* Percentage change is not meaningful.

For the year ended December 31, 2025, revenue increased to $38.6 million compared to $1.6 million for the year ended December 31, 2024. The increase was due to hardware sales in 2025, primarily comprised of hardware sales to third parties, while revenue from the comparable period in 2024 was derived primarily from strategic consulting services provided to related parties. Strategic consulting services revenue with the related party is no longer expected, as the development contract with this party has been completed.

The following table sets forth our revenue by the geographical location of our customers for years ended December 31, 2025 and 2024:

	For the Year Ended December 31,		Change
(Amounts in thousands, except for percentages)	2025	2024	$	%
China	$35,155	$—	$35,155	*
United States	3,327	1,215	2,112	*
Japan	3	332	(329)	*
Other	147	7	140	*
Total revenue	$38,632	$1,554

* Percentage change is not meaningful.

Since our revenue is concentrated among a small number of customers, revenue from any one significant customer may significantly change the geographical mix of our revenue. Customer C and Customer D, below, are both located in China, along with a customer in “Others,” below.

The following table sets forth a summary of our revenue by customer for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
(Amounts in thousands, except for percentages)	2025	%	2024	%
Customer A (1)	$—	—%	$1,193	76.8%
Customer B (1)	—	—%	332	21.4%
Customer C	10,444	27.0%	—	—%
Customer D	23,750	61.5%	—	—%
Others (2) (3)	4,438	11.5%	29	1.9%
Total revenue	$38,632		$1,554

(1) Customers A and B are both related parties.
(2) Each customer within “Others” comprised less than 10% of revenue each.
(3) In 2025, “Others” included $3.4 million in revenue from a related party.

Costs and Expenses

Cost of Revenue

Cost of revenue is currently primarily comprised of the cost of purchase of hardware from third parties (servers into which our GSP products can be placed and can otherwise enhance our branded products), and also includes Blaize-designed semiconductors purchased from foundries and various edge form factors supplied to us by contract manufacturers as well as indirect costs such as inventory carrying costs and inventory valuation reserves.

In addition, cost of revenue has historically also included direct labor costs associated with the servicing of our strategic consulting services revenue contracts with a related party. Strategic consulting services revenue with the related party is no longer expected, as the development contract with this party has been completed. There is no depreciation allocable to cost of revenue; however, if such depreciation expense were to be incurred, it would be allocated to cost of revenue.

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

Depreciation

Depreciation consists of ordinary depreciation on long-lived assets such as computer equipment, furniture and fixtures, leasehold improvements, and office equipment and is generally not material to us.

Transaction Costs

Transaction costs consisted of direct incremental legal, consulting, and banking fees related to the consummation of the Merger which was completed in the first quarter of 2025. No additional costs relating to the Merger are expected to be incurred.

Detail of Costs and Expenses

The following table sets forth our costs and expenses, as described above, for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,		Change
(Amounts in thousands, except for percentages)	2025	2024	$	%
Cost of revenue	$32,438	$579	$31,859	*

Operating expenses:
Research and development	42,523	25,094	17,429	69.5%
Selling, general and administrative	53,501	22,228	31,273	140.7%
Selling, general and administrative - related party	773	185	588	*
Depreciation	1,195	886	309	34.9%
Transaction costs	12,043	217	11,826	*
Total operating expenses	$110,035	$48,610

* Percentage change is not meaningful.

Cost of Revenue

For the year ended December 31, 2025, cost of revenue increased by $31.9 million to $32.4 million, compared to $0.6 million for the year ended December 31, 2024. The increase was primarily driven by purchases of hardware from third party vendors in order to fulfil sales contracts.

R&D

For the year ended December 31, 2025, R&D expense increased by $17.4 million, or 69.5%, to $42.5 million, compared to $25.1 million for the year ended December 31, 2024. The increase during the year ended December 31, 2025 was primarily due to higher stock-based compensation expenses allocated to R&D of $17.1 million and the acquisition of third-party intellectual property for new chip development.

The increases in R&D expenses described above are expected to continue as we support the development of our next generation of products.

SG&A

For the year ended December 31, 2025, SG&A expense increased by $31.3 million, or 140.7%, to $53.5 million, up from $22.2 million for the year ended December 31, 2024. This increase during the year ended December 31, 2025 was primarily due to stock-based compensation expense of $20.5 million, which is the largest component of payroll expense, which is, in turn, the largest component of SG&A.

Other Expense, net

The following table sets forth the details of our total other expense, net, for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,		Change
(Amounts in thousands, except for percentages)	2025	2024	$	%
Change in fair value of Legacy Blaize convertible notes and warrants	$(226,048)	$(15,723)	$(210,325)	*
Change in fair value of Polar warrants	4,125	—	4,125	*
Change in fair value of other earnout shares	117,113	—	117,113	*
Change in fair value of unissued shares of common stock	(238)	—	(238)	*
Change in fair value of committed equity facility, net	1,210	—	1,210	*
Other, net	992	1,211	(219)	(18.1)%
Total other expense, net	$(102,846)	$(14,512)

* Percentage change is not meaningful.

Our “total other expense, net” for the year ended December 31, 2025 compared to the year ended December 31, 2024 was driven by the fair value changes in the different financial instruments in place during each period. In the first quarter of 2025, as a result of the Merger, the Legacy Blaize convertible notes and warrants were all converted into shares of our common stock. These instruments were, therefore, only outstanding fully during the comparative period for 2024.

After the Merger, the earnout awards issued to Burkhan that were classified as a derivative liability, and the derivative asset (fair value of the initial put option) and liability (forward contracts at each date of purchase of common stock by B. Riley) associated with the Committed Equity Facility were recorded, and subsequently marked to market at the end of each quarterly period. The derivatives associated with the Committed Equity Facility were marked to zero as of December 31, 2025, due to the immateriality of the remaining balances. “Other, net” includes fines and penalties (and the reversal of the same) regarding non-income tax based tax positions as well as the Committed Equity Facility transaction fees.

Non-GAAP Measures

In addition to financial measures presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), we report certain key financial measures that are not required by, or presented in accordance with, GAAP. Non-GAAP financial information is presented for supplemental informational purposes only, should not be considered in isolation of, or as a substitute for or superior to, financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. Accordingly, you are cautioned not to place undue reliance on this information. We believe that along with our GAAP financial information, our non-GAAP financial information when taken collectively and evaluated appropriately, is helpful to investors in assessing our operating performance.

In conjunction with net loss calculated in accordance with GAAP, we also use EBITDA and Adjusted EBITDA, as defined below, to evaluate our ongoing operations and for internal planning and forecasting purposes.

EBITDA and Adjusted EBITDA

EBITDA is defined as “Earnings before interest, income taxes, depreciation, and amortization”. Adjusted EBITDA is defined as EBITDA further adjusted for non-cash items such as stock-based compensation, changes in fair value, and operational income and expenses that are not expected to be ongoing, as discussed below in the footnote to “other adjustments”.

The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,		Change
(Amounts in thousands, except for percentages)	2025	2024	$	%
Net loss	$(206,904)	$(61,195)	$(145,709)	238.1%
Depreciation	1,195	886	309	34.9%
Provision for (benefit from) for income taxes	217	(952)	1,169	(122.8)%
Interest income, net	(1,752)	(1,904)	152	(8.0)%
EBITDA	(207,244)	(63,165)	(144,079)	228.1%
Stock-based compensation	37,546	3,847	33,699	876.0%
Fair value changes and financing charges	104,872	16,187	88,685	547.9%
Transaction costs	12,043	217	11,826	*
Non-cash inventory cost realignment adjustments	(786)	(349)	(437)	125.2%
Other adjustments (1)	3,091	567	2,524	445.1%
Adjusted EBITDA	$(50,478)	$(42,696)	$(7,782)	18.2%

* Percentage change is not meaningful.

(1) “Other adjustments” includes, but is not limited to, other non-cash expenses, including foreign exchange gains and losses, and income and expenses that are not expected to be ongoing, including litigation expenses, financing advisory fees, and fines and penalties (or the recoveries and reversals of such). We believe that these items are not reflective of our ongoing operating performance and excluding these items provides a more meaningful comparison of our results of operations over comparative periods.

Liquidity and Capital Resources

Our primary sources of cash flows have historically been from financing activities. We expect our primary sources of liquidity to continue to be cash flows from financing activities, as our expenses continue to exceed our revenues, and therefore, we cannot satisfy our cash needs through operations. We intend to raise such capital through issuances of additional equity and/or debt. As discussed below, our liquidity condition raises substantial doubt about our ability to continue as a going concern through a year from the issuance date of our consolidated financial statements, as we cannot expect that the sources of financing currently available to us will be sufficient to fund our ongoing cash requirements for at least the next twelve months and/or into the foreseeable future.

Going Concern

As described in Item 8 — “Financial Statements and Supplementary Data,” in Note 2 — “Liquidity and Going Concern,” our consolidated financial statements accompanying this Annual Report on Form 10-K have been prepared on a “going concern” basis, which assumes that we will be able to meet our obligations and continue our operations for the foreseeable future. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Our ability to continue to meet our obligations, to achieve our business objectives and continue as a going concern is dependent upon several factors, including our revenue growth rate, the timing and extent of spending to support further sales and marketing initiatives, as well as our research and development efforts. In order to continue to finance our operations, we will need to raise additional financing, if such financing is available at all.

As a result of the above considerations, we have determined that our liquidity condition raises substantial doubt about our ability to continue as a going concern through a year from the date of issuance of our consolidated financial statements.

Issuance of Common Stock During the Current Year

The table below sets forth a description of our issuance of common stock during the year ended December 31, 2025, commencing from the Closing Date of the Merger:

Common stock outstanding immediately after the Merger	98,881,886
Vesting of restricted stock units	3,961,729
Exercise of stock options	562,446
Shares issued under Committed Equity Facility	8,493,674
Shares issued in Polar Private Placement	9,375,000
Shares issued to Cantor Fitzgerald & Co.	769,231
Common stock outstanding as of December 31, 2025	122,043,966

Committed Equity Facility

On July 14, 2025, the Company entered into the Committed Equity Facility with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the agreement governing the Committed Equity Facility, the Company has the right, but not the obligation, to direct B. Riley to purchase newly issued shares of the Company’s common stock up to an aggregate value of $50.0 million over a defined 36-month period in distinct individual transactions (each a “Purchase”), subject to certain limitations and conditions set forth in the agreement governing the Committed Equity Facility, as further described below. Without prior stockholder approval, the total aggregate shares of common stock issued to B. Riley under the Committed Equity Facility cannot exceed 20,326,159 shares of common stock, representing 19.99% of the aggregate number of shares issued and outstanding immediately prior to the execution of the Committed Equity Facility.

During the year ended December 31, 2025, the Company sold a total of 8,493,674 shares of its common stock to B. Riley under the Committed Equity Facility for net proceeds of $33.2 million.

Shares issued in Polar Private Placement

See “Trends and Recent Developments — Recent Developments in Our Business” for a description of the shares of our common stock issued in the Polar Private Placement.

Shares issued to Cantor Fitzgerald & Co.

In April 2025, the Company entered into an engagement letter with Cantor Fitzgerald & Co. (“Cantor”), which required a non-refundable advisory fee in the form of 769,231 shares of common stock. In July 2025, the Company issued the shares of common stock due to Cantor.

Future Commitments to Issue Shares of Our Common Stock

As of December 31,
2025
Stock options (1)	28,746,278
RSUs (1)	9,359,499
Employee stock purchase plan shares available for future purchase (1)	3,047,669
Earnout shares (2)	17,600,000
BZAI warrants (3)	29,648,250
Warrants issued to an advisor (3)	50,000
Polar warrants (3)	9,375,000
Issuable under Sales Partner Referral Agreement (4)	*
Issuable under Committed Equity Facility (5)	*
Total potential commitments to issue common stock	97,826,696

* Variable number of shares not determinable as of December 31, 2025.

(1) As of December 31, 2025, we had commitments to issue 28,746,278 shares of common stock to employees and others under stock option awards, and an additional 9,359,499 shares of our common stock under employee and other RSU awards. We have further reserved 3,047,669 shares of our common stock under an employee stock purchase plan, which has not yet commenced.

(2) We have commitments in respect of the Earnout Shares to issue up to 15,000,000 shares of our common stock, primarily to Legacy Blaize shareholders and also to then-outstanding Legacy Blaize employee equity award holders, and 2,600,000 shares of our common stock to Burkhan, subject to our share price achieving certain thresholds over a period of time. These Earnout Shares are dependent upon, among other things, changes in the closing share price of our common stock, the expected timing of settlement, and the probability of achieving certain triggering events.

(3) We have a total of 29,648,250 warrants to purchase shares of our common stock outstanding, exercisable at $11.50 per share (the “BZAI warrants”), which expire on January 13, 2030. Additionally, shortly after the Merger, we issued, to an advisor, 50,000 warrants to purchase shares of our common stock outstanding, exercisable at $11.50 per share, which expire in the first quarter of 2030. See “Trends and Recent Developments — Recent Developments in Our Business” for a description of the warrants issued in the Polar Private Placement (the “Polar warrants”).

(4) We have a Sales Partner Referral Agreement with Burkhan LLC (the “Sales Partner”), an affiliate of the Sponsor, that allows partially for shares of our common stock to be issued to that affiliate in respect of a sales commission, at our discretion. Cash or shares of stock for commission payments are to be released upon our receipt of cash on the sales made under the Sales Partner Referral Agreement. During the year ended December 31, 2025, sales were made to an affiliate of the Sales Partner, but no payments were made on amounts due to us, and therefore, no cash or shares of stock relating to the sales commission were released during the year ended December 31, 2025. Subsequent to December 31, 2025, we received the payment from the Sales Partner and then paid the sales commission in cash, although future sales commissions may be partially payable in shares of our common stock at our discretion.

(5) The remaining number of shares that we may sell under the Committed Equity Facility varies in relation to our stock price.

Previously Utilized Financing Facilities

Prior to the Merger, certain arrangements such as Legacy Blaize convertible notes, Legacy Blaize convertible preferred stock, and Legacy Blaize warrants provided us with funding. Upon the consummation of the Merger, these agreements all converted to equity (shares of our common stock or warrants to purchase our common stock).

Cash Flows for the Years Ended December 31, 2025 and 2024

Cash Flows used in Operating Activities

Net cash used in operating activities was $73.8 million for the year ended December 31, 2025, compared to $53.5 million for the year ended December 31, 2024. The increase in cash used in operating activities was primarily due to an increase of $145.7 million in net loss, partially offset by an increase in adjustments to reconcile net loss to net cash used in operating expenses of $126.4 million and an increase in changes in operating assets and liabilities of $0.9 million.

Cash Flows used in Investing Activities

For the years ended December 31, 2025 and 2024, we used $0.8 million and $0.9 million, respectively, of cash to purchase property and equipment.

Cash Flows provided by Financing Activities

For the year ended December 31, 2025, net cash provided by financing activities was $70.1 million, which primarily consisted of $33.2 million of net proceeds from the Committed Equity Facility, $27.9 million of net proceeds from the issuance of common stock to Polar, and $15.9 million of proceeds from the Merger and PIPE financing, partially offset by the $7.7 million payment of deferred offering costs. Net cash provided by financing activities for the year ended December 31, 2024 of $101.7 million primarily consisted of $110.7 million in proceeds from the issuance of secured convertible notes, partially offset by the payment of demand notes of $4.8 million and deferred offering costs of $4.4 million.

Material Cash Requirements, Cash Collections, and Cash Availability

Material cash requirements as of December 31, 2025 included trade accounts payable of $22.8 million for the purchase of finished goods hardware as described below, along with the near-term general corporate expenses of the business, such as employee payroll and consulting fees.

During the fourth quarter of 2025, we sold certain hardware in the amount of $23.8 million, and at the same time, purchased hardware from a third-party vendor in order to fulfil that sales contract, recording the trade account payable referred to, above. During the first quarter of 2026, we received payments of $15.2 million from our customer, and paid our vendor $15.8 million. The remainder of $8.6 million is due from our customer on March 31, 2026.

Subsequent to the year ended December 31, 2025, we collected cash from a related party in the amount of $6.4 million, which fully settled the related party’s outstanding accounts receivable balance as of December 31, 2025 of $3.4 million. The remaining $3.0 million was recorded as deferred revenue as of the date of receipt within the first quarter of 2026 and will be recognized as revenue in the first quarter of 2026 as we fulfilled our performance obligations to the related party at that time.

As of December 31, 2025, we had cash and cash equivalents on hand of $45.8 million, and we had approximately $16.6 million remaining available to draw on the Committed Equity Facility.

Emerging Growth Company and Smaller Reporting Company Status

We are an emerging growth company (“EGC”) as defined in the JOBS Act. The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we are (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an EGC, we intend to rely on such exemptions, we are not required to, among other things: (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. We expect quarter-to-quarter GAAP earnings volatility from our business activities.

Our critical accounting estimates include estimates related to accounting for the Merger and reverse recapitalization, revenue recognition, valuation of accounts receivable, the net realizable value of inventories, and the liability or equity classification and/or valuation of financial instruments, which may be complex financial instruments. Our financial instruments subject to valuation other than a Level 1 valuation technique currently include the earnout shares, stock-based compensation awards such as stock options, and the valuation of the Polar warrants; and historically have included the pre-Merger convertible notes, pre-Merger warrants, and pre-Merger stock-based compensation awards. These estimates and assumptions are based on historical experience and on various other factors which we believe to be reasonable under the circumstances. We engage third-party valuation specialists to assist with estimates related to the valuation of derivative assets or liabilities arising from complex financial instruments.

Management discusses the ongoing development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

Refer to Note 3 — “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for a summary of significant accounting policies.

Merger and Reverse Recapitalization

Our consolidated financial statements reflect the results of the Merger, which was accounted for as a reverse recapitalization in accordance with U.S. GAAP. The accounting for the Merger required management to make significant estimates and judgments, particularly in identifying the accounting acquirer, determining the fair value of financial instruments issued, and evaluating the classification of certain financial instruments.

Under the guidance in ASC 805 — “Business Combinations,” the determination of the accounting acquirer required management to consider a variety of factors, including the relative voting rights of the pre-combination shareholders, the composition of the board of directors and senior management of the combined entity, and the intended purpose and substance of the transaction. After considering this guidance, the Merger was accounted for as a reverse recapitalization, with no goodwill or intangible assets recognized. The net assets of the combined entity are stated at historical cost, and the shares and per-share information presented in the consolidated financial statements were retroactively adjusted to reflect the exchange ratio established in the merger agreement.

In addition, management evaluated the appropriate classification of certain financial instruments such as contingent earnout liabilities under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815, “Derivatives and Hedging”. This assessment required complex analysis of contractual terms and applicable accounting guidance to determine whether instruments should be recorded as equity or liability-classified. Liability-classified instruments are subsequently remeasured at fair value each reporting period end, with changes recognized in earnings, which may result in significant volatility in our results of operations.

Because the accounting for the Merger and reverse recapitalization involved estimates that relied on management’s assumptions regarding market conditions, valuation methodologies, and the interpretation of complex contractual terms, it represents a critical accounting estimate.

Revenue

We make significant estimates and assumptions as we follow the revenue accounting model of ASC 606 — “Revenue from Contracts with Customers,” (“ASC 606”) to (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation.

Our contracts may contain more than one performance obligation. Judgment is required in determining whether each performance obligation within a customer contract is distinct. Some of our products and services function on a standalone basis and do not require a significant amount of integration or interdependency. Therefore, multiple performance obligations contained within a customer contract are considered distinct and are not combined for revenue recognition purposes. We allocate the total transaction price to each distinct performance obligation in an arrangement with multiple performance obligations on a relative standalone selling price basis. In certain cases, we can establish standalone selling price based on directly observable prices of products or services sold separately in comparable circumstances to similar customers. If standalone selling price is not directly observable, such as when we do not sell a product or service separately, we determine standalone selling price based on market data and other observable inputs.

Further, the concept of “probability of collection” of revenue is a significant estimate in the step of “identifying a valid contract,” in ASC 606, as collection need be assessed as “probable,” which is generally considered to be over 75% likely to occur, before revenue can be recognized. Probability estimates hinge upon the management’s assessment of a customer’s financial ability to pay, credit history or past history of payments, and intent to pay. If there is uncertainty regarding the ability of collecting potential revenue in accordance with the terms of a credit agreement at the time of a sale, it may be appropriate to defer revenue recognition or apply a constraint against revenue recognition until payment is received from the customer. Since we have a concentration in our customer base, management carefully assesses the probability of collection from each customer at the time of sale.

Valuation of Accounts Receivable

The “current expected credit loss” accounting standard, or “CECL” is the accounting model that is used to measure the valuation of trade accounts receivable. Estimates of expected credit losses on trade receivables are required to be recorded at inception, based on historical information, current conditions, and reasonable and supportable forecasts.

Management makes complex judgments about future economic conditions, borrower creditworthiness, and historical loss experience. Our customer base is highly concentrated, and many of our customers have limited or no established credit history. As a result, the estimation of expected credit losses involves significant judgment and is subject to a high degree of uncertainty.

The allowance for credit losses is particularly sensitive to changes in the financial condition or payment behavior of individual customers. A default by a single significant customer could have a material impact on our results of operations and financial position. We regularly review and update our estimates as new information becomes available and as economic conditions evolve.

Given the inherent limitations in the available data and the significant judgment required, actual credit losses may differ materially from our estimates. We believe our approach is reasonable and appropriate given the unique characteristics of our customer base, and we continue to refine our methodology as more information becomes available.

Net Realizable Value of Inventories

The determination of the net realizable value (“NRV”) of inventory is a critical accounting estimate that requires management judgment. Inventories are stated at the lower of cost or NRV. Cost is determined using the first-in, first-out method. NRV represents the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

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

Classification of Complex Financial Instruments

Our financial statements include various instruments with characteristics of both debt and equity, currently including the Committed Equity Facility, earnout shares, warrants trading under the ticker symbol “BZAIW”, and the Polar warrants, and historically have included convertible notes, redeemable preferred stock, and legacy warrants. The determination of whether these instruments should be classified as liabilities or equity requires significant judgment and the application of complex accounting guidance under ASC 480 — “Distinguishing Liabilities from Equity,” and ASC 815 — “Derivatives and Hedging”.

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

Valuation of Financial Instruments

Valuation of any financial instrument depends on the underlying characteristics of the instrument, which generally dictate the valuation model to be used. Currently outstanding instruments subject to valuation include the earnout shares, stock options, and the Polar warrants. Previously outstanding instruments subject to valuation have included the Committed Equity Facility, convertible notes and previously outstanding warrants.

The earnout shares are valued on a quarterly basis using a Monte Carlo simulation model. This methodology captures the probabilistic nature of mechanisms for our future exercise of the instrument, share price volatility, and contractual constraints, providing a reasonable estimate of the put option’s expected economic benefit over its remaining term. Monte Carlo simulation is a numerical method used to estimate the value of uncertain outcomes by repeatedly generating random variables to mimic the behavior of a stochastic (i.e., random) process.

The fair value of stock options granted is determined using the Black-Scholes-Merton (“Black-Scholes”) option pricing model using various inputs, including management’s estimates of expected share price volatility, term, risk-free rate and future dividends. We have elected the simplified method to determine the expected term of the option grants.

The fair value of the Polar warrants is determined using the Black-Scholes option pricing model as described above.

The fair value of the put option embedded in the Committed Equity Facility at its inception was determined using a Monte Carlo simulation model, as described above. As of December 31, 2025, the fair value of this put option was deemed to be de minimis and was therefore written down to zero.

The fair value of the forward contract embedded in the Committed Equity Facility at each point of issuance of our common stock to B. Riley is the difference between a volume-weighted average purchase price and the settlement date closing share price of our common stock. The embedded derivative of the forward contract does not involve a complex valuation model. The fair value of this forward contract as of December 31, 2025 was de minimis.

Our previous issuance of legacy warrants was recorded at estimated fair value calculated using the Black-Scholes option pricing model as described above; wherein, depending on the terms of the legacy warrants, certain parameters within the Black-Scholes option pricing model were required to be determined using a Monte Carlo simulation model, as described above.

Our previous issuance of convertible notes was valued at an assumed market price, and did not involve a complex valuation model.

The value of our pre-Merger stock-based compensation awards was determined based on the estimated fair value of shares of common stock at the date of grant, as determined by the Board of Directors, and did not involve a complex valuation model.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Blaize Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blaize Holdings, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes thereto (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company has incurred recurring operating losses and negative cash flows from operations, has an accumulated deficit, and has historically relied on cash flows from financing activities to fund its operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2023.

/s/ UHY LLP

Melville, New York
March 24, 2026

BLAIZE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except shares and per share amounts, or unless otherwise noted)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$45,781	$50,237
Accounts receivable, net of allowance for credit losses of $523 and $420, respectively	33,363	—
Accounts receivable - related party, net of allowance for credit losses of $34 and $—, respectively	3,330	—
Inventories, net	10,130	8,561
Prepaid expenses and other current assets	4,003	12,621
Prepaid expenses and other current assets - related parties	—	250
Total current assets	96,607	71,669
Property and equipment, net	1,226	2,081
Deferred income tax assets	2,123	2,157
Operating lease right-of-use assets	1,516	1,773
Other assets	739	815
Total assets	$102,211	$78,495
Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$8,339	$7,904
Accounts payable - related party	180	—
Accrued trade payables	22,838	—
Accrued expenses and other current liabilities	6,700	14,300
Accrued expenses - related party	331	—
Operating lease liabilities - current	644	578
Working capital loan - related party	1,500	—
Advances from related party	2,857	—
Legacy Blaize convertible notes and warrants	—	163,340
Total current liabilities	43,389	186,122
Operating lease liabilities	804	1,166
Other earnout shares	6,745	—
Other earnout shares - related party	2,184	—
Polar warrants	8,813	—
Other liabilities	1,276	1,670
Total liabilities	63,211	188,958
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock - $0.0001 par value; 600,000,000 and 136,562,809 shares authorized as of December 31, 2025 and 2024, respectively, and 122,043,966 and 48,376,052 shares issued and outstanding as of December 31, 2025 and 2024, respectively	12	5
Additional paid-in capital	675,143	318,783
Accumulated deficit	(636,155)	(429,251)
Total stockholders’ equity (deficit)	39,000	(110,463)
Total liabilities and stockholders’ equity (deficit)	$102,211	$78,495
The accompanying notes are an integral part of these consolidated financial statements.

BLAIZE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except shares and per share amounts)

	For the Year Ended December 31,
	2025	2024
Revenue
Products:
Hardware revenue	$35,354	$29
Software revenue	300	—
Hardware revenue - related party	2,499	—
Software revenue - related party	479	—
Services:
Strategic consulting services revenue - related party	—	1,525
Total revenue	38,632	1,554
Cost of revenue	32,438	579
Gross profit	6,194	975
Operating expenses
Research and development	42,523	25,094
Selling, general and administrative	53,501	22,228
Selling, general and administrative - related party	773	185
Depreciation	1,195	886
Transaction costs	12,043	217
Total operating expenses	110,035	48,610
Loss from operations	(103,841)	(47,635)
Other expense, net
Change in fair value of Legacy Blaize convertible notes and warrants	(226,048)	(15,723)
Change in fair value of other earnout shares	117,113	—
Change in fair value of Polar warrants	4,125	—
Change in fair value of committed equity facility, net	1,210	—
Change in fair value of unissued shares of common stock	(238)	—
Other, net	992	1,211
Total other expense, net	(102,846)	(14,512)
Loss before income taxes	(206,687)	(62,147)
Provision for (benefit from) income taxes	217	(952)
Net loss	$(206,904)	$(61,195)
Net loss per share - basic and diluted	$(1.98)	$(3.50)
Weighted average shares outstanding - basic and diluted	104,275,265	17,476,105

The accompanying notes are an integral part of these consolidated financial statements.

BLAIZE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Amounts in thousands, except shares)

	Redeemable Convertible Preferred Stock		Common Stock Subject to Possible Redemption		Stockholders’ Equity (Deficit)
					Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	34,712,525	$173,347	—	$—	13,613,269	$—	96,887	$—	$141,496	$(368,056)	$(226,560)
Retroactive application of recapitalization	(34,712,525)	(173,347)	—	—	34,712,525	5	(96,887)	—	173,342	—	173,347
Adjusted balance - January 1, 2024	—	—	—	—	48,325,794	5	—	—	314,838	(368,056)	(53,213)
Exercise of stock options	—	—	—	—	50,258	—	—	—	98	—	98
Stock-based compensation	—	—	—	—	—	—	—	—	3,847	—	3,847
Net loss	—	—	—	—	—	—	—	—		(61,195)	(61,195)
Balance as of December 31, 2024	—	—	—	—	48,376,052	5	—	—	318,783	(429,251)	(110,463)
Conversion of Legacy Blaize convertible notes	—	—	—	—	31,433,259	3	—	—	314,331	—	314,334
Net exercise of Legacy Blaize warrants	—	—	—	—	7,505,657	1	—	—	75,056	—	75,057
Merger and PIPE financing	—	—	2,854,242	33,061	11,408,957	1	—	—	(126,165)	—	(126,164)
Payment on shareholder note receivable	—	—	—	—	—	—	—	—	200	—	200
Issuance of common stock to advisors	—	—	—	—	873,486	—	—	—	2,788	—	2,788
Issuance of common stock warrants to advisor	—	—	—	—	—	—	—	—	167	—	167
Increase in redemption value	—	—	—	603	—	—	—	—	—	—	—
Redemption of common stock subject to possible redemption	—	—	(2,800,489)	(33,157)	—	—	—	—	—	—	—
Lapse of redemption	—	—	(53,753)	(507)	53,706	—	—	—	490	—	490
Exercises of stock options	—	—	—	—	562,446	—	—	—	345	—	345
Releases of restricted stock units	—	—	—	—	3,961,729	1	—	—	—	—	1
Common stock issued under the committed equity facility	—	—	—	—	8,410,321	1	—	—	32,831	—	32,832
Committed equity facility fee settled in common stock	—	—	—	—	83,353	—	—	—	243	—	243
Issuance of common stock to Polar	—	—	—	—	9,375,000	—	—	—	15,868	—	15,868
Excise tax reversal	—	—	—	—	—	—	—	—	2,660	—	2,660
Stock-based compensation	—	—	—	—	—	—	—	—	37,546	—	37,546
Net loss	—	—	—	—	—	—	—	—	—	(206,904)	(206,904)
Balance as of December 31, 2025	—	$—	—	$—	122,043,966	$12	—	$—	$675,143	$(636,155)	$39,000

The accompanying notes are an integral part of these consolidated financial statements.

BLAIZE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(206,904)	$(61,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,195	886
Noncash lease expense	688	649
Debt financing charge on Legacy Blaize convertible notes	—	464
Stock-based compensation	37,546	3,847
Non-cash financing expense related to issuance of common stock	2,767	—
Non-cash financing expense related to issuance of warrants	1,073	—
Allowance for credit losses	557	420
Deferred income taxes	(368)	(1,124)
Change in fair value of Legacy Blaize convertible notes and warrants	226,048	15,723
Change in fair value of Polar warrants	(4,125)	—
Change in fair value of other earnout shares	(117,113)	—
Change in fair value of unissued shares of common stock	238	—
Change in fair value of committed equity facility, net	(1,210)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(33,865)	(464)
Accounts receivable, net - related party	(3,330)	467
Inventories, net	(1,569)	(2,039)
Prepaid expenses and other current assets	10,116	(21,615)
Prepaid expenses and other current assets - related party	250	—
Accounts payable and accrued expenses	(8,007)	10,663
Accounts payable and accrued expenses - related party	511	—
Accrued trade payables	22,838	—
Operating lease liabilities	(727)	(616)
Other current liabilities	(360)	402
Net cash used in operating activities	(73,751)	(53,532)
Cash flows from investing activities:
Purchases of property and equipment	(788)	(902)
Net cash used in investing activities	(788)	(902)
Cash flows from financing activities:
Merger and PIPE financing, net of transaction costs	15,873	—
Funds held in escrow	503	—
Proceeds from the sale of common stock to Polar, net of offering expenses	27,902	—
Payment of deferred offering costs	(7,658)	(4,357)
Repayment of advances from related party	(114)	—
Proceeds from issuance of common stock, net of financing charge on the committed equity facility	33,250	—
Repayment of short-term demand notes	—	(4,750)
Proceeds from exercise of stock options	345	98
Proceeds from Legacy Blaize convertible notes	—	110,718
Net cash provided by financing activities	70,101	101,709
The accompanying notes are an integral part of these consolidated financial statements.

BLAIZE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)
(Amounts in thousands)

	For the Year Ended December 31,
	2025	2024
Net change in cash, cash equivalents and restricted cash	(4,438)	47,275
Cash, cash equivalents and restricted cash at beginning of period	50,488	3,213
Cash, cash equivalents and restricted cash at end of period	$46,050	$50,488

Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$45,781	$50,237
Restricted cash (included within other assets)	269	251
Total cash, cash equivalents and restricted cash	$46,050	$50,488

Supplemental disclosures of cash flow information:
Cash paid for taxes - State	$1	N/A
Cash paid for taxes - Foreign (India)	384	N/A
Cash refund received for taxes - Foreign (United Kingdom)	(48)	N/A
Total cash paid for taxes, net of refunds	$337	$223
Cash paid for interest	—	245

Supplemental non-cash disclosures:
Conversion of Legacy Blaize convertible notes to common stock	314,331	—
Net exercise of Legacy Blaize warrants for common stock	75,056	—
Redemption of common shares with cash held in escrow	33,157	—
Issuance of common stock for shareholder note receivable	8,754	—
Capitalized deferred offering costs included in accounts payable and accrued expenses and other current liabilities	—	6,764
Issuance of Legacy Blaize warrants with Legacy Blaize convertible notes	—	4,816
Issuance of common stock to advisors	2,788	—
Reversal of excise tax accrual to additional paid-in-capital	2,660	—
Property and equipment acquired in accounts payable and accrued expenses	—	510
Operating lease asset obtained in exchange for new operating lease liabilities	431	—
Issuance of common stock under committed equity facility	243	—
Issuance of warrants for professional services	167	—

The accompanying notes are an integral part of these consolidated financial statements.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Description of Business

Organization and Description of Business

Blaize Holdings, Inc. (together with its subsidiaries, “Blaize,” or the “Company”) is headquartered in El Dorado Hills, California. The consolidated financial statements of the Company, after the Merger (as defined below), include the accounts of the Company and its wholly owned subsidiaries. Prior to the Merger, the Company’s consolidated financial statements included that of Legacy Blaize, as defined below, and included the accounts of Legacy Blaize and its wholly owned subsidiaries.

The Company provides purpose-built, transformative artificial intelligence (“AI”)-enabled edge computing solutions comprised of both its proprietary hardware and software, and complementary third-party hardware solutions, as further described below.

In addition to its internally developed products, the Company also delivers third-party hardware solutions that complement and enhance its core offerings. These third-party hardware solutions typically are substantially comprised of servers, which are selected to ensure optimal compatibility and performance with the Company’s products and AI-enabled platforms.

The Company’s portfolio includes highly efficient programmable AI processors in a broad range of form factors, deployable across several verticals, including smart city, defense, retail and enterprise markets. The Company’s accelerated AI computing platforms enable applications such as computer vision, advanced video analytics, and AI inference, and the Company’s software tools allow non-expert practitioners to deploy existing and novel AI applications on the Company’s hardware without the need for customers to learn or use source code. The Company’s principal market for its products is currently China.

Merger and Reverse Recapitalization

On January 13, 2025 (the “Closing Date”), the Company consummated the transaction (the “Merger”) contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 22, 2023 (as amended on April 22, 2024, October 24, 2024 and November 21, 2024), with BurTech Acquisition Corp. (“BurTech”), BurTech Merger Sub, Inc. (“Merger Sub”), Blaize, Inc. (“Legacy Blaize”), and for the limited purposes set forth therein, Burkhan Capital LLC (“Burkhan”), a Delaware limited liability company and an affiliate of BurTech. On January 13, 2025 (the “Closing Date”), Merger Sub merged with and into Legacy Blaize, with Legacy Blaize surviving the Merger as a wholly owned subsidiary of the Company.

Prior to the Merger, BurTech LP, LLC (“BurTech LP” or the “Sponsor”) was the sponsor of BurTech, and after the consummation of the Merger, the Sponsor and its affiliated entities remained significant shareholders in the Company and are therefore considered related parties. Concurrent with the Merger, BurTech was renamed “Blaize Holdings, Inc.” Beginning on January 14, 2025, Blaize’s common stock and warrants began trading on The Nasdaq Stock Market LLC (“Nasdaq”) under the ticker symbols “BZAI” and “BZAIW,” respectively.

Accounting for the Merger

The Merger was accounted for as a reverse recapitalization, with BurTech treated as the acquired company and Legacy Blaize treated as the acquirer for financial reporting purposes. This accounting treatment was equivalent to Legacy Blaize issuing stock for the net assets of BurTech, accompanied by a recapitalization whereby no goodwill or other intangible assets were recorded. Operations prior to the Merger are those of Legacy Blaize. Upon the consummation of the Merger, each share of Legacy Blaize common stock issued and outstanding was canceled and converted into the right to receive approximately 0.78 shares (the “Exchange Ratio”) of common stock of BurTech. For periods prior to the Merger, the reported share and per share amounts have been retroactively converted by applying the Exchange Ratio.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)
The following table sets forth the net cash proceeds received and the net non-cash liabilities assumed by the Company as a result of the Merger:

(Amounts in thousands)
Cash - BurTech trust and cash, net of redemption	$37,259
Less: non-redemption escrow	(33,061)
Cash - PIPE	15,295
Less: transaction and advisory costs paid by BurTech	(3,619)
Net cash proceeds from the Merger	$15,874
Earnout share liabilities	(126,025)
Non-cash net liabilities assumed from BurTech	(16,013)
Net Merger and PIPE financing	$(126,164)

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

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Note 2. Liquidity and Going Concern

Liquidity

As of December 31, 2025, the Company had cash and cash equivalents on hand of $45.8 million and accounts receivable less allowance for credit losses of $33.4 million, while accounts payable along with and accrued expenses and other current liabilities (excluding amounts due to related parties) and accrued trade payables totaled $37.9 million.

Going Concern

The Company’s consolidated financial statements have been prepared on a “going concern basis,” which assumes that it will be able to meet its obligations and continue its operations during the twelve months following the issuance of these consolidated financial statements. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)
Historically, and for the year ended December 31, 2025, the Company funded its operations by using cash generated from financing activities and at the same time, has incurred negative cash flows from operations. Cash provided by financing activities was $70.1 million and $101.7 million for the years ended December 31, 2025 and 2024, respectively, and cash used in operations was $73.8 million and $53.5 million for the years ended December 31, 2025 and 2024, respectively.

The Company has historically incurred recurring operating losses, including a loss from operations of $103.8 million and $47.6 million for the years ended December 31, 2025 and 2024, respectively.

The Company’s ability to continue to meet its obligations, to achieve its business objectives, and continue as a going concern is dependent upon several factors, including its revenue growth rate, cash collections of its accounts receivable, and the timing and extent of spending to support further sales and marketing and research and development efforts. In order to continue its operations, the Company, as currently structured, will need to raise additional financing, if such financing is available at all.

As a result of the above, in connection with its assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 205-40-50 — “Going Concern — Disclosure,” management has determined that the Company’s liquidity condition raises substantial doubt about its ability to continue as a going concern through one year from the date that these consolidated financial statements have been issued.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with GAAP. The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. The Company has no other comprehensive income or loss, therefore net loss was equal to other comprehensive loss for all periods presented.

Use of Estimates

We are required to make estimates and assumptions when preparing our consolidated financial statements in accordance with GAAP. These estimates and assumptions affect the amounts reported in our consolidated financial statements and the accompanying notes. Actual results could differ materially from those estimates. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company’s cash equivalents are currently primarily comprised of money market funds, and, as of December 31, 2024, also included U.S. Government treasury securities. The Company has cash deposits in a financial institution that, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

See Note 5 — “Fair Value Measurements and Derivative Instruments” for details regarding the composition of the Company’s cash equivalents.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)
Restricted Cash

Restricted cash represents cash balances held as security deposits related to international payment services. As of December 31, 2025 and 2024, restricted cash of $0.3 million was included as a long-term asset within “other assets” on the consolidated balance sheets.

Accounts Receivable, Net

Accounts receivable, net is recorded at the invoiced amount and does not accrue interest. The Company recognizes an allowance for current expected credit losses (“CECL”) in accordance with ASC 326 — “Financial Instruments - Credit Losses” on accounts receivable at the time the receivable is initially recorded (“Day One”), and subsequently according to an aging schedule. The Day One provision is set at 1% of the gross accounts receivable balance, reflecting management’s judgment of the current estimate of expected losses on Day One of the establishment of the receivable.

In addition to the Day One provision, the Company utilizes an aging schedule to monitor and assess the collectability of outstanding receivables. Receivables are categorized into aging buckets (e.g., current, 1–30 days past due, 31–60 days past due, 61–90 days past due, and over 90 days past due). The Company reviews the aging schedule at each reporting period and adjusts the allowance for credit losses as necessary, considering factors such as customer-specific risks, historical loss trends, and macroeconomic conditions. The allowance for credit losses is reviewed and updated quarterly, or more frequently if circumstances warrant.

Due to the limited number of customers and the Company’s relatively short operating history, there is insufficient data to establish a robust historical loss rate for the implementation of the receivables aging model. As a result, the Company is not applying a traditional aging of receivables approach to estimate credit losses. Instead, management currently evaluates the collectability of accounts receivable on a customer-by-customer basis, considering all available information relevant to each customer’s credit risk and payment history. This individualized assessment allows the Company to gather data to make reasonable and supportable estimates of expected credit losses, even in the absence of significant historical loss experience. The Company continues to refine its CECL process as more data becomes available and will adjust its methodology accordingly to reflect the evolving risk profile of its receivables portfolio.

Account balances are charged off against the allowance (“written off”) after all means of attempted collection indicate that the potential for recovery is considered remote.

Inventories, Net

Inventories, net consist of raw materials, work in process inventories, and finished goods. Inventories are stated at the lower of cost or net realizable value, with cost being determined on a first-in, first-out basis. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. At the point of loss recognition, a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in the newly established cost basis. Any write-downs of inventories are reflected as part of cost of revenue in the consolidated statement of operations.

While the Company expects such purchased raw materials components to be used in future production of its finished goods, these components are considered in its reserve estimate for excess and obsolete inventory. Furthermore, the Company accrues for losses on commitments for the future purchase on non-cancelable and non-returnable components from this contract manufacturer at the time that circumstances, such as changes in expected demand, indicate that the value of the components may not be recoverable, the loss is probable and management has the ability to reasonably estimate the amount of the loss. The liability balances of the Company’s accrued losses on purchase commitments as of December 31, 2025 and 2024 are set forth in Note 6 — “Financial Statement Details”.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)
Property and Equipment, Net

Property and equipment is substantially comprised of server and network equipment, laptop computers, and software. Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the useful life of the asset. All of the Company’s depreciation expense for the years ended December 31, 2025 and 2024 as presented on the consolidated statements of operations related to the depreciation of property and equipment.

Impairment of Long-Lived Assets

Impairment of long-lived assets is performed at the lowest level of an “asset group,” as further described below, and generally involves assessing if a triggering event of impairment has occurred (a “triggering event”) and if a triggering event has occurred, comparing the sum of the asset group’s expected undiscounted future cash flows to the carrying value of assets (a “recoverability test”).

The Company as a whole is considered the lowest level of the asset group. As the Company is in the position of substantial doubt regarding its ability to continue as a going concern, the sum of undiscounted future cash flows would be considered negative and both the carrying amount of the assets and the fair value of the assets would therefore exceed the sum of the undiscounted future cash flows if a triggering event were deemed to have occurred and a recoverability test were to be performed. An impairment would thus generally only be recognized on a triggering event that would require the Company to consider the carrying values compared to the fair values of its assets using the liquidation basis of accounting. No such triggering events occurred during the year ended December 31, 2025.

The Company also assesses the remaining useful lives of long-lived assets, and records a prospective acceleration of depreciation should the estimated useful lives of its long-lived assets be evaluated as shorter than their original estimated useful lives. No significant accelerations of depreciation were recorded for the years ended December 31, 2025 and 2024.

Leases

The Company determines if an arrangement is or contains a lease based on the unique facts and circumstances present at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Operating lease ROU assets also include any initial direct costs and prepayments less lease incentives. Lease terms include periods under options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company generally uses the base, non-cancelable, lease term when determining the lease assets and liabilities. As of December 31, 2025 and 2024, the Company had no finance leases.

Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. As the Company’s leases do not provide an implicit rate, the Company uses its collateralized incremental borrowing rate based on the information available at the lease commencement date, including any reasonably certain renewal lease term, in determining the present value of lease payments. Lease expense for these operating leases is recognized on a straight-line basis over the lease term and is reflected in the consolidated statements of operations in selling, general and administrative expenses. Payments under lease arrangements are primarily fixed, however, most lease agreements also contain an element of variable payments for taxes, parking, and common area maintenance. Variable lease payments are expensed as incurred and not included in the operating lease ROU assets and lease liabilities.

The Company has made an accounting policy election not to recognize ROU assets and lease obligations for its short-term leases, which are defined as leases with an initial term of twelve months or less. However, the Company will recognize these lease payments in the consolidated statements of operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation is incurred. Lease payments for month-to-month leases are recognized as incurred.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

Liability vs. equity classification of complex financial instruments

The Company accounts for complex financial instruments as either equity-classified or liability-classified instruments based on an assessment of the instrument’s specific terms and applicable authoritative guidance in ASC 480 — “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815 — “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and, if not classified as a liability, if the accounting meets the requirements for derivative classification under ASC 815, which is precluded if the instruments are indexed to the Company’s own common stock, or meet the other conditions for equity classification. This assessment, which requires the use of management’s judgment, is conducted at the time of the instrument’s issuance, as well as each subsequent reporting period-end date while any given complex financial instrument is outstanding.

For issued or modified instruments that meet all of the criteria for equity classification, the instruments are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified instruments that do not meet all the criteria for equity classification, the instruments are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter, until the instrument is either reclassified into equity by modification or expires by its terms.

Revenue Recognition

The Company derives all its revenue from contracts with customers, including sales of hardware and software products and strategic consulting services, all as further described below. The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers (“ASC 606”), in which it determines revenue recognition through the following steps:

Step 1: Identify the contract with the customer.

The Company considers the terms and conditions of the engagement in identifying the contracts. The Company determines a contract with a customer to exist when the contract is approved, each party’s rights regarding the services to be transferred can be identified, the payment terms for the services can be identified, it has been determined the customer has the ability and intent to pay, and the contract has commercial substance. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit, and financial information pertaining to the customer. If there is uncertainty regarding the ability of collecting potential revenue at the time of a sale, the Company may determine that it may be appropriate to defer revenue recognition or apply a constraint against revenue recognition until payment is received from the customer.

Step 2: Identify the performance obligations in the contract.

Performance obligations promised in a contract are identified based on the products or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the product or service either on its own or together with other resources that are readily available from third parties or from the Company and are distinct in the context of the contract. At contract inception, the Company will evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation.

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

BLAIZE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)
Step 4: Allocate the transaction price to the performance obligations in the contract.

Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on each performance obligation’s relative standalone selling price.

Step 5: Recognize revenue when the company satisfies a performance obligation.

Revenue from hardware product sales is recognized upon transfer of control of products to customers in an amount that reflects the consideration the Company expects to receive in exchange for the hardware, which is generally at a point in time, unless a revenue recognition deferral or constraint is deemed applicable. The Company offers unspecified upgrades and support on certain products, however, the related revenue has historically not been material.

Licenses for on-premises software provide the customer with a right to use the software as it exists when made available to the customer. Revenue from distinct on-premises licenses is recognized up-front at the point in time when the software is made available to the customer.

Revenue from services is recognized at the time the related performance obligation is satisfied by transferring the control of the promised service to a customer. Revenue in respect of services, including strategic consulting services or marketing services, is recognized over the contractual terms during which the Company provides services over a period of time.

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

The Company offers a standard assurance-type warranty to customers for hardware product sales, which warranties are not material for accrual.

Cost of Revenue

Cost of revenue includes the cost of hardware products and materials and associated freight expense, and direct labor costs when applicable as well as indirect costs such as inventory carrying costs and inventory valuation reserves. There is no depreciation allocable to cost of revenue; however, if such depreciation expense were to be incurred, it would be allocated to cost of revenue.

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

BLAIZE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

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

The Company also grants restricted stock units (“RSUs”) to employees, consultants, and directors which vest upon the satisfaction of a service-based condition. The fair value of RSUs is determined based on the fair value of common stock at the date of grant. Due to the Merger that occurred during the year ended December 31, 2025, the Company recorded cumulative stock-based compensation using the accelerated attribution method for those RSUs for which the service condition was satisfied prior to the Merger, and will record the remaining unrecognized stock-based compensation over the remainder of the requisite service period. Forfeitures are recognized as they occur.

Foreign Currency

The Company’s reporting and functional currency is the United States dollar (“USD”). The local currencies of its foreign subsidiaries are the Indian rupee and British pound, however, the functional currency of its foreign subsidiaries is also the USD. Monetary assets and liabilities denominated in currencies other than USD are remeasured into USD at current exchange rates and nonmonetary assets and liabilities are measured at historical exchange rates. Revenues, cost of revenues, and operating expenses are remeasured at the average exchange rates in effect during each reporting period. The resulting transaction gains or losses are recognized in other, net, in the consolidated statements of operations. During the years ended December 31, 2025 and 2024, foreign currency transaction gains and losses were immaterial.

As the Company’s reporting and functional currency is the USD, there is no cumulative translation adjustment; thus, the Company does not have accumulated other comprehensive income or loss on its consolidated balance sheets.

Recently Adopted Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs” each an “ASU”) issued by the Financial Accounting Standards Board (“FASB”). The following ASUs were adopted by the Company during the year ended December 31, 2025:

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”)

In December 2023, the FASB issued ASU 2023-09 requiring greater disaggregation of income statement disclosures related to the income tax rate reconciliation, income taxes paid, and other disclosures.

•Income tax rate reconciliation – ASU 2023-09 requires disclosing additional information in specified categories to reconcile the effective tax rate to the statutory rate (the rate reconciliation) for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)
•Income taxes paid – ASU 2023-09 requires disclosing information about taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold.
•Other disclosures – ASU 2023-09 requires disclosing income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign.

The amendments in ASU 2023-09 eliminated the requirement for all entities to (1) disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months or (2) make a statement that an estimate of the range cannot be made. The amendments in this update also removed the requirement to disclose the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of the exceptions to comprehensive recognition of deferred taxes related to subsidiaries and corporate joint ventures.

The amendments in ASU 2023-09 became effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 prospectively for the year ended December 31, 2025. See Note 7 — “Income Taxes”. Since this new ASU addresses only disclosures, its adoption did not have any effect on the Company’s financial position, results of operations, or cash flows.

ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”)

In July 2025, the FASB issued ASU 2025-05. This ASU provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. This guidance is effective for the Company beginning on January 1, 2026, and early adoption is permitted. The amendments in this ASU should be applied prospectively. The Company has elected to early adopt the provisions of this practical expedient, and the adoption of this practical expedient did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all ASUs issued by the FASB. ASUs not listed below were assessed and determined to be either not applicable or are not expected to have a material effect on the Company’s consolidated financial statements.

ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”)

On November 4, 2024, the FASB issued ASU 2024-03 requiring additional income tax disclosures related to certain costs and expenses as listed below:

•Disclosing the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas producing activities (or other amounts of depletion expense) included in each relevant expense caption.
•Including certain amounts that are already required to be disclosed under current U.S. GAAP in the same disclosure as the other disaggregation requirements.
•Disclosing a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.
•Disclosing the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.

The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. They should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to

BLAIZE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)
any or all prior periods presented in the consolidated financial statements. The Company is currently evaluating the effect of this new guidance on the consolidated financial statement disclosures.

ASU No. 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements (“ASU 2025-11”)

On December 8, 2025, the FASB issued ASU 2025-11 to clarify the current interim disclosure requirements and the applicability of ASC 270 — “Interim Reporting” (“ASC 270”). The ASU creates a comprehensive list of interim disclosures in ASC 270 that are required in interim financial statements and the accompanying notes under GAAP. It also incorporates a disclosure principle requiring entities to disclose in interim periods events and changes that occur after the end of the most recent annual reporting period that have a material impact on the entity. ASU 2025-11 also clarifies that SEC registrants are required to refer to existing SEC guidance, such as Rule 10-01 of Regulation S-X, since those rules provide form and content requirements for condensed financial statements. ASU 2025-11 will be effective for interim and annual reporting periods beginning after 2027, which will be first quarter of fiscal 2028 for the Company. Early adoption is permitted, and the guidance can be applied prospectively or retrospectively. Since ASU 2025-11 is disclosure-related only, its adoption is not expected to have an effect on the Company’s financial position, results of operations, or cash flows. The Company is currently evaluating the disclosure guidance in ASU 2025-11 to determine if any new or amended disclosures will be required upon adoption.

Note 4. Revenue and Accounts Receivable

Revenue

The following table sets forth the Company’s revenue disaggregated by geographical location, determined by reference to the customer’s shipping location for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
(Amounts in thousands, except for percentages)	2025	%	2024	%
China	$35,155	91.00%	$—	—%
United States	3,327	8.61%	1,215	78.19%
Japan	3	0.01%	332	21.36%
Other	147	0.38%	7	0.45%
Total revenue	$38,632		$1,554

The following table sets forth the Company’s revenue disaggregated based on the method of revenue recognition for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
(Amounts in thousands)	2025	2024
Revenue recognized at a point in time	$38,606	$361
Revenue recognized over time	26	1,193
Total revenue	$38,632	$1,554

BLAIZE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)
Customer concentrations in revenue

The following table sets forth a summary of the Company’s revenue concentration by customer for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
(Amounts in thousands, except for percentages)	2025	%	2024	%
Customer A (1)	$—	—%	$1,193	76.77%
Customer B (1)	—	—%	332	21.36%
Customer C	10,444	27.03%	—	—%
Customer D	23,750	61.48%	—	—%
Others (2) (3)	4,438	11.49%	29	1.87%
Total revenue	$38,632		$1,554

(1) Customers A and B are related parties to the Company.
(2) Each of the customers within “Others” comprised less than 10% of revenue each.
(3) During the year ended December 31, 2025, “Others” included $3.4 million in revenue from a related party.

Constrained revenue and variable consideration

During each of the years ended December 31, 2025 and 2024, the Company had no revenue that was subject to constraint or variable consideration.

Other revenue-related matters

There were no contract assets (unbilled receivables) and no material contract liabilities (deferred revenue) as of December 31, 2025 and 2024. The Company did not have any outstanding or unsatisfied performance obligations as of December 31, 2025 and 2024. The Company did not have material costs related to obtaining a contract, or fulfilling a contract that are not addressed by other accounting standards, with amortization periods greater than one year as of December 31, 2025 and 2024.

Accounts Receivable, net

Normal credit terms for the Company’s accounts receivable are generally up to net 30 days, although credit terms for a customer sale that occurred in the fourth quarter of 2025 included credit terms up to 90 days. As of December 31, 2025, the Company’s accounts receivable, excluding accounts receivable due from a related party, were 69% current, 26% over 60 days past due, and 5% over 90 days past due.

The Company’s accounts receivable that were due from a related party were substantially all 90 days past due as of December 31, 2025, but were collected in full subsequent to December 31, 2025.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)
The balances and activity within the Company’s provision for credit losses as of and for the years ended December 31, 2025 and 2024 are set forth as follows:

(Amounts in thousands)
Balance, January 1, 2024	$—
Additions to provision for credit losses	420
Write-off activity	—
Balance, December 31, 2024	$420
Additions to provision for credit losses	523
Additions to provision for credit losses - related party	34
Write-off activity	(420)
Balance, December 31, 2025	$557

There were no recoveries of the provision for credit losses during the years ended December 31, 2025 and 2024.

Customer concentration of accounts receivable

The following table sets forth the summary of the Company’s concentration of accounts receivable, including accounts receivable due from a related party, by customer, as of the year ended December 31, 2025:

	As of December 31,
(Amounts in thousands, except for percentages)	2025	%
Customer A	$—	—%
Customer B	—	—%
Customer C (1)	8,844	23.7%
Customer D (1) (2)	23,750	63.8%
Others (3) (4)	4,656	12.5%
Total accounts receivable, including due from related party	$37,250
Less: provision for credit losses:	(557)
Accounts receivable, net, including due from related party	$36,693

(1) The geographic concentration of these accounts receivable is from customers located in China.
(2) Subsequent to December 31, 2025, the Company received payments of $15.2 million from this customer.
(3) Each customer within “Others” individually comprised less than 10% each of the Company’s accounts receivable balance.
(4) Includes receivable due from a related party of $3.4 million, which was paid in full subsequent to December 31, 2025.

Note 5. Fair Value Measurements and Derivative Instruments

Fair Value Measurements

The Company determines fair value measurements used in its consolidated financial statements based upon the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (i) market participant assumptions developed based on market data obtained from independent sources (observable inputs), and (ii) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). ASC 820 — “Fair Value Measurements,” requires fair value measurements be classified and disclosed in one of the following pricing categories:

BLAIZE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)
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

Carrying amounts that approximate fair value

The carrying amounts of cash, accounts receivable (including from related parties), prepaid expenses and other current assets, deferred tax assets, operating lease ROU assets, other assets, accounts payable, accrued trade payables, accrued expenses and other current liabilities (including to related parties), working capital loan - related party, and advances from related party all approximate their fair values due to their short-term maturities.

Description of the Company’s financial instruments measured at fair value

The following table sets forth information about the Company’s financial assets and liabilities measured at fair value as of December 31, 2025 and 2024:

	As of December 31, 2025
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$19,103	$—	$—	$19,103
Total assets, measured at fair value	$19,103	$—	$—	$19,103

Liabilities:
Polar warrants	$—	$—	$8,813	$8,813
Other earnout shares (1)	—	—	8,929	8,929
Total liabilities, measured at fair value	$—	$—	$17,742	$17,742

(1) Includes $2.2 million in earnout shares - related party.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

	As of December 31, 2024
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government treasury securities	$30,580	$—	$—	$30,580
Money market funds	14,314	—	—	14,314
Total assets, measured at fair value	$44,894	$—	$—	$44,894

Liabilities:
Legacy Blaize convertible notes	$—	$—	$148,629	$148,629
Legacy Blaize warrants	—	—	14,711	14,711
Total liabilities, measured at fair value	$—	$—	$163,340	$163,340

There were no transfers between Level 1, Level 2, or Level 3 of the fair value hierarchy during the years ended December 31, 2025 and 2024.

The following table presents additional information for the years ended December 31, 2025 and December 31, 2024 about the Company’s Level 3 liabilities measured at fair value on a recurring basis:

Balance as of January 1, 2024	$36,435
2024 issuance of Legacy Blaize convertible notes and warrants	111,182
Change in fair value - Legacy Blaize convertible notes	10,023
Change in fair value - Legacy Blaize warrants	5,700
Balance as of December 31, 2024	163,340
Change in fair value - Legacy Blaize convertible notes	165,703
Change in fair value - Legacy Blaize warrants	60,345
Conversion of Legacy Blaize convertible notes and exercise of Legacy Blaize warrants	(389,387)
Fair value on date of issuance - other earnout shares	126,042
Change in fair value - other earnout shares	(117,113)
Fair value on date of issuance - Polar warrants	12,937
Change in fair value - Polar warrants	(4,125)
Balance as of December 31, 2025	$17,742

BLAIZE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)
The following table sets forth information regarding the Company’s significant Level 3 inputs as of December 31, 2025 and 2024:

Instrument valued using Level 3 methods			As of December 31,
	Valuation Method	Input	2025	2024
Polar warrants	Black-Scholes	Stock price	$1.95	N/A
		Exercise price	$5.00	N/A
		Dividend yield	—	N/A
		Volatility	81.30%	N/A
		Risk-free rate	3.68%	N/A
		Term	4.87 years	N/A

Other earnout shares	Monte Carlo Simulation	Stock price	$1.95	N/A
		Dividend yield (continuous)	—	N/A
		Volatility (interpolated)	81.60%	N/A
		Risk-free rate (continuous)	3.61%	N/A
		Term	4.04 years	N/A

Legacy Blaize convertible notes	Assumed market price	†	N/A	†

Legacy Blaize warrants	**	**	N/A	**

† The Legacy Blaize convertible notes were issued in a number of different tranches. The assumptions for recording these instruments at fair value involved using a scenario-based method, considering five future event scenarios: Next Equity Financing, Maturity Conversion, SPAC Conversion, Corporate Transaction, and Default. The conversion payout was calculated for each assumed event scenario with probabilities estimated by management. The payout of each tranche of Legacy Blaize convertible notes under each event scenario was discounted back to the valuation date using a discount rate aligned with the Company’s assumed credit rating and the weighted average present value of each scenario as assumed by management.

** The Legacy Blaize warrants were issued in a number of different tranches. Certain of the Legacy Blaize warrants were issued along with convertible notes, and others were issued separately. All were considered freestanding financial instruments. The 2023 issuance-date tranches of the Legacy Blaize warrants were valued using the Black-Scholes option pricing model probability-weighted for the same future event scenarios as used in the Legacy Blaize convertible notes, wherein the warrant strike price and the fair value of the respective conversion shares was calculated for each of participation group with different percentages. The fair value of other Legacy Blaize warrants issued in 2024 was valued using the Black-Scholes option pricing model, as probability-weighted for future event scenarios as defined in the associated convertible note agreement. The exercise price for that warrant tranche was a floating exercise price and thus was estimated using a Monte Carlo simulation model. The fair value of other Legacy Blaize warrants issued in 2024 separately from a convertible note issuance was estimated based on a probability-weighted approach of scenarios, including the scenarios that the Merger would and would not be consummated.

Derivative Instruments

The Company does not use derivatives to manage financial risks or as an economic hedge. The essential characteristics inherent in a derivative instrument are that the instrument is issued for no or nominal consideration, and also include the aspects of an underlying security, a notional amount, and a mechanism for net settlement. None of the Company’s derivative instruments are classified as hedging instruments, and all are marked to fair value at each quarterly period.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

After the Merger and during the year ended December 31, 2025, the Company’s derivatives were comprised of:

•The Other Earnout Shares, representing a freestanding structured forward contract;
•The Polar warrants, representing a freestanding liability-classified derivative instrument; and
•The Committed Equity Facility, which upon execution on July 14, 2025, was considered a freestanding purchased put right, with each draw on the Committed Equity Facility considered an embedded forward contract.

As of December 31, 2025, the remaining value of the freestanding purchased put right of the Committed Equity Facility was considered nominal, and was marked to zero. No draws on the Committed Equity Facility were outstanding as of December 31, 2025.

Prior to the Merger, and as of December 31, 2024, certain of the Legacy warrants were considered derivative financial instruments.

Note 6. Financial Statement Details

Inventories, net

“Inventories, net” as of December 31, 2025 and 2024 and significant activity within the balances of inventories during the years ended December 31, 2025 and 2024 are set forth on the table, below:

	As of December 31,
(Amounts in thousands)	2025	2024
Raw materials	$6,414	$7,410
Work in progress	1,685	1,064
Finished goods - manufactured	2,031	87
Total manufactured inventories	$10,130	$8,561

	As of and for the years ended December 31,
	2025	2024
Beginning balance - finished goods - resale (1)	$—	$—
Purchase of finished goods - resale (2)	32,394	—
Sale of finished goods - resale	(32,394)	—
Ending balance - finished goods - resale	$—	$—
Total inventories	$10,130	$8,561

(1) Finished goods - resale is comprised of purchased hardware, primarily servers.
(2) Supplier concentration for “Purchase of finished goods - resale” is concentrated between two suppliers located in China.

As of December 31, 2025, “accrued trade payables” of $22.8 million on the Company’s consolidated balance sheet was payable for the Company’s purchase of finished goods - resale, which had been sold to a customer and thus was included in “cost of revenue” on the Company’s consolidated statements of operations for the year ended December 31, 2025. Subsequent to December 31, 2025, the Company paid $15.8 million on this liability.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)
Prepaid expenses and other current assets

“Prepaid expenses and other current assets” as of December 31, 2025 and 2024 are set forth on the table, below:

	As of December 31,
(Amounts in thousands)	2025	2024
Prepaid expenses:
Prepaid software licenses and maintenance	$959	$510
Prepaid insurance premiums	223	292
Prepaid compensation	413	163
Other prepaid expenses	37	46
Other current assets:
Deferred offering costs	—	11,121
Vendor deposits	1,608	276
Tax assets	433	60
Other current assets	330	153
Total prepaid expenses and other current assets	$4,003	$12,621

Accrued Expenses and Other Current Liabilities

A detail of accrued expenses and other current liabilities is set forth in the table, below:

	As of December 31,
(Amounts in thousands)	2025	2024
Accrued expenses:
Accrued compensation	$2,787	$1,685
Accrued professional fees	1,654	6,124
Accrued purchase commitments	135	3,289
Accrued technology fees	208	2,104
Other accrued expenses	968	407
Other current liabilities
Accrued loss on purchase commitments	580	603
Income tax payable	319	88
Other current liabilities	49	—
Total accrued expenses and other current liabilities	$6,700	$14,300

(1) Tax assets includes corporate income tax receivables, sale taxes receivable and withholding taxes related to compensation as of December 31, 2025 and sale taxes receivable and withholding taxes related to compensation as of December 31, 2024.

Note 7. Income Taxes

The following table sets forth the domestic and foreign components of the Company’s loss before income taxes:

	For the Year Ended December 31,
(Amounts in thousands)	2025	2024
U.S.	$(209,230)	$(64,690)
Foreign	2,543	2,543
Loss before income taxes	$(206,687)	$(62,147)

BLAIZE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

The components of the Company’s provision for (benefit from) income taxes are set forth as follows:

	For the Year Ended December 31,
(Amounts in thousands)	2025	2024
Current:
U.S. Federal	$—	$(256)
U.S. States	1	1
Foreign	584	427
Total current	585	172
Deferred (1):
Foreign	(368)	(1,124)
Total deferred	(368)	(1,124)
Total provision for (benefit from) for income taxes	$217	$(952)

(1) Deferred income taxes were comprised solely of foreign taxes as of December 31, 2025 and 2024.

The reconciliation of the Company’s tax provision at the U.S. federal statutory rate to the Company’s provision for income taxes for the year ended December 31, 2025 is set forth as follows:

	For the Year Ended December 31, 2025
(Amounts in thousands)	Amount	Percent
Pre-tax book loss	$(206,687)
Provision at U.S. federal statutory rate	(43,404)	21.0%
U.S.:
State and Local (1)	(294)	0.1%
Federal:
Effect of cross-border tax laws	893	(0.4)%
Tax credits	(1,157)	0.6%
Change in valuation allowance	17,842	(8.6)%
Non-taxable or non-deductible items:
Transaction costs	2,529	(1.2)%
Change in fair value of Legacy Blaize convertible notes and warrants and Polar warrants	46,604	(22.7)%
Change in fair value of other earnout shares	(24,594)	12.0%
Other non-taxable or non-deductible items	1,272	(0.6)%
Foreign:
Other foreign jurisdictions	(616)	0.3%
Changes in unrecognized tax benefits	1,142	(0.6)%
Provision for income taxes	$217	(0.1)%

(1) For the year ended December 31, 2025, California state taxes made up more than 50% of the tax effect in this category.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)
The reconciliation of the Company’s tax provision at the U.S. federal statutory rate to the Company’s provision for income taxes for the year ended December 31, 2024 is set forth as follows:

	For the Year Ended December 31, 2024
(Amounts in thousands)	Amount	Percent
Pre-tax book loss	$(62,147)
Provision at U.S. federal statutory rate	(13,049)	21.0%
State taxes, net of federal benefit	1	—%
Gain on remeasurement of warranty liability	3,302	(5.3)%
Other permanent differences	802	(1.3)%
Return to accrual adjustment	(896)	1.4%
Foreign tax rate differential	195	(0.3)%
Tax credits	(1,211)	2.0%
Uncertain tax position	410	(0.7)%
Deferred only adjustment to beginning deferred balances	(799)	1.3%
Valuation allowance	10,290	(16.6)%
Other, net	3	—%
Provision for income taxes	$(952)	1.5%

The components of the Company’s deferred tax assets as of December 31, 2025 and 2024 are set forth as follows:

	As of December 31,
(Amounts in thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$68,847	$55,739
Tax credit	6,500	5,678
Other reserves and accrued expenses	1,401	1,178
Operating lease liabilities	34	80
Depreciation	498	440
Share-based compensation	6,966	1,519
Capitalized research and development (Section 174)	17,767	13,423
Other	649	3
Total deferred tax asset	102,662	78,060
Valuation allowance	(100,506)	(75,826)
Net deferred income tax assets	2,156	2,234
Deferred tax liabilities:
Right-of-use assets	(33)	(77)
Total deferred tax liabilities	(33)	(77)
Deferred income tax assets	$2,123	$2,157

In determining the need for a valuation allowance, the Company weighs both positive and negative evidence in the various jurisdictions in which it operates to determine whether it is more likely than not that its deferred tax assets are recoverable. In assessing the ultimate realizability of its net deferred tax assets, the Company considers all available evidence, including cumulative losses and expected future losses and, as such, management does not believe it is more likely than not that the deferred tax assets will be realized. Accordingly, a full valuation allowance has been established in the U.S. and the Philippines. The valuation allowance as of December 31, 2025 and 2024 was $100.5 million and $75.8 million, respectively. The increase of $24.7 million in the Company’s valuation allowance as of December 31, 2025 compared to December 31, 2024 was due to increases in deferred taxes during the year ended December 31, 2025.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

As of December 31, 2025, the Company had U.S. federal and U.S. state net operating loss carryforwards of $256.6 million and $213.8 million, respectively. The U.S. federal and U.S. state net operating loss carryforwards will begin to expire in 2030. As of December 31, 2025, the Company had U.S. federal research and development tax credit carryforwards of $6.8 million and U.S. state research and development tax credit carryforwards of $5.1 million. The U.S. federal research and development tax credit carryforwards will begin to expire in the year 2035 and the U.S. state research and development tax credit carryforwards, all of which are in the state of California, do not expire. As of December 31, 2025, the Company had foreign tax credit carryforwards of $1.1 million available to offset future income taxes payable in India.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of tax examinations.

The following table sets forth a reconciliation of the total amounts of unrecognized tax benefits, excluded from the Company’s consolidated balance sheets, as the Company’s ability to realize these potential benefits is restricted:

	As of and for the Year Ended December 31,
(Amounts in thousands)	2025	2024
Balance at beginning of period	$5,000	$4,283
Additions based on tax positions taken related to prior years	—	12
Additions based on tax positions taken related to current period	1,346	705
Reductions for tax positions related to prior year	(116)	—
Balance at end of period	$6,230	$5,000

The amount of unrecognized tax benefits is not expected to significantly change over the next twelve months. No amounts, outside of the valuation allowance, would impact the Company’s effective tax rate on continuing operations. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of the provision for income taxes, as necessary. Management determined that no accrual for penalties and interest expense related to income taxes was required as of December 31, 2025.

The Company’s primary tax jurisdictions are the U.S., California, United Kingdom and India. All tax years since inception remain open to examination by the U.S. authority as a result of the net operating losses and credit carryforwards. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to four years. The Company is not currently under income tax examinations in any federal, state, local or foreign jurisdiction.

On July 4, 2025, the law formally titled “An Act to Provide for the Reconciliation Pursuant to Title II of H. Con. Res. 14” (commonly referred to as “OBBBA”) was signed into law. Per the OBBBA, 100% bonus depreciation has been reinstated for all fixed assets placed in service after January 19, 2025. As such, 100% depreciation for tax purposes was taken on all current year additions, in the amount of $0.2 million. The OBBBA did not have a material effect on the Company’s effective income tax rates for the year ended December 31, 2025 and is not expected to have a material effect in future years.

Note 8. Leases and Geographic Location of ROU Assets

The Company’s lease obligations consist of operating leases for office facilities, with lease periods expiring between fiscal years 2026 and 2029, some of which include options to extend up to 12 months. Payments under these lease arrangements are primarily fixed, however, certain lease agreements contain variable payments for maintenance

BLAIZE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)
services, utilities, and other expenses, which are expensed as incurred and not included in the operating lease ROU assets and liabilities. The Company does not have any leases that include residual value guarantees.

The components of the net lease costs reflected in the Company’s consolidated statements of operations are set forth in the table below:

	For the Year Ended December 31,
(Amounts in thousands)	2025	2024
Operating	$802	$817
Short-term	22	26
Total lease costs	$824	$843

The Company’s operating leases had a weighted average remaining lease term of 2.3 years and 3.2 years as of December 31, 2025 and 2024, respectively, and a weighted average discount rate related to the Company’s ROU assets and lease liabilities of 10.0% and 9.9% as of December 31, 2025 and 2024, respectively.

Future minimum lease payments under the Company’s non-cancelable operating leases are set forth in the table below:

(Amounts in thousands)
2026	$753
2027	512
2028	345
2029	14
2030	—
Total future minimum lease payments	$1,624
Less: Imputed interest	(176)
Present value of future minimum lease payments	$1,448
Less: Operating lease liabilities, current	(644)
Operating lease liabilities	$804

The following table sets forth the geographic location of the Company’s ROU assets as of December 31, 2025, and 2024:

	As of December 31,
(Amounts in thousands)	2025	2024
India	$871	$1,175
United Kingdom	528	321
United States	117	277
Total ROU assets	$1,516	$1,773

Note 9. Property and Equipment Details and Geographic Location

The following table sets forth the details of property and equipment included on the consolidated balance sheets as of December 31, 2025 and 2024:

BLAIZE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

	As of December 31,
(Amounts in thousands)	2025	2024
Computer equipment	$11,844	$12,525
Software	2,833	2,833
Furniture and fixtures	175	175
Leasehold improvements	1,250	1,268
Vehicles	31	31
	16,133	16,832
Less: Accumulated depreciation	(14,907)	(14,751)
Total property and equipment, net	$1,226	$2,081

The following table sets forth the geographic location of the Company’s long-lived assets, by major asset category, as of December 31, 2025, and 2024:

	As of December 31,
(Amounts in thousands)	2025	2024
United States	$709	$1,095
India	460	913
United Kingdom	57	73
Total property and equipment, net	$1,226	$2,081

Note 10. Financial Instruments Existing Prior to the Merger

Upon the consummation of the Merger, each outstanding stock option to purchase Legacy Blaize common stock was converted into a stock option of the Company, upon substantially the same terms and conditions as in effect with respect to the corresponding Legacy Blaize option, and the right to receive a number of earnout shares (See Note 11 — “Common Stock, Currently Outstanding Warrants to Purchase Common Stock, and Earnout Shares” for a description of the earnout shares). Additionally, each Legacy Blaize RSU was converted into an RSU of the Company, upon substantially the same terms and conditions as in effect with respect to the corresponding Legacy Blaize RSU, and the right to receive a number of earnout shares. See Note 12 — “Stock Based Compensation” regarding previous options and RSUs issued under the historical 2011 Equity Incentive Plan (“2011 Amended Stock Plan”).

Immediately prior to the closing of the Merger, all other outstanding financial instruments were automatically converted into shares of common stock in the Company, as further described below.

Legacy Blaize Convertible Notes

Prior to the consummation of the Merger, Legacy Blaize had elected to account for its convertible notes at fair value at each period end pursuant to ASC 825 — “Financial Instruments,” wherein changes in the fair value were recorded at each reporting period in the consolidated statements of operations. As of December 31, 2024, the fair value of the Legacy Blaize Convertible Notes was $148.6 million, and the change in fair value recognized in the Company’s consolidated statements of operations for the year ended December 31, 2024 was a loss of $10.0 million. The convertible notes were remeasured just prior to the date of the Merger, and upon the closing of the Merger, the convertible notes were fully converted into shares of common stock in the Company, with a loss due to the change in fair value upon conversion of $165.7 million recognized in the Company’s consolidated statements of operations for the year ended December 31, 2025.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)
Legacy Blaize Warrants

Prior to the consummation of the Merger, Legacy Blaize had issued freestanding warrants in connection with certain of its convertible debt agreements and preferred stock issuances which were recorded as liabilities on the consolidated balance sheets at their estimated fair value, calculated using the Black-Scholes option pricing model. As of December 31, 2024, the fair value of the Legacy Blaize warrants was $14.7 million, and the change in fair value recognized in the Company’s consolidated statements of operations for the year ended December 31, 2024 was a loss of $5.7 million. The warrants were remeasured just prior to the date of the Merger and, upon the consummation of the Merger, the warrants were fully converted into shares of common stock in the Company, with a loss due to the change in fair value upon conversion of $60.3 million recognized in the Company’s consolidated statements of operations for the year ended December 31, 2025.

Legacy Blaize Redeemable Convertible Preferred Stock

Prior to the consummation of the Merger, Legacy Blaize had issued and outstanding (i) Series Seed Shadow Preferred Stock, (ii) Series A Shadow Preferred Stock, (iii) Series B Shadow Preferred Stock, (iv) Series C Shadow Preferred Stock, (v) Series D Shadow Preferred Stock, (vi) Series D Exchange Shadow Preferred Stock, (vii) Series D-1 Shadow Preferred Stock, (viii) Series D-1 Exchange Shadow Preferred Stock, and (ix) Series D-2 Shadow Preferred Stock, together referred to as the “Legacy Blaize Redeemable Convertible Preferred Stock”. The Legacy Blaize Redeemable Convertible Preferred Stock had been classified as mezzanine equity due to the redemption option of the preferred stock shareholders. The Legacy Blaize Redeemable Convertible Preferred Stock was recorded at fair value on the dates of issuance, net of issuance costs. Legacy Blaize adjusted the carrying values of the redeemable convertible preferred stock, subsequent to the initial issuance date, to the redemption value of such shares because it was probable that the convertible preferred stock would become redeemable. Upon the consummation of the Merger, all shares of Legacy Blaize Redeemable Convertible Preferred Stock outstanding were converted into shares of common stock in the Company.

PIPE Shares

From December 31, 2024 through January 13, 2025, the Closing Date of the Merger, the Company and certain subscribers (collectively, the “Subscribers”) entered into subscription agreements under which the Company agreed to issue and sell to the Subscribers, immediately before the Closing Date, collectively, 1,529,500 shares of Class A Stock (the “PIPE Shares”) at a price per share equal to $10.00 per share. Upon the consummation of the Merger, all PIPE Shares that were outstanding were converted into shares of common stock in the Company.

Note 11. Common Stock, Currently Outstanding Warrants to Purchase Common Stock, and Earnout Shares

Common stock

The Company has authorized 600 million shares of common stock with a par value of $0.0001 per share. The Company has only one class of common stock authorized and issued. Holders of the Company’s common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders and there are no cumulative voting rights. The Company’s common stock has no preemptive, redemption, conversion, or subscription rights. The Company has not previously paid cash dividends on its common stock. Any future dividend payments are subject to the discretion of the Company’s board of directors (the “Board” or “Board of Directors”).

The number of shares of the Company’s common stock outstanding immediately following the consummation of the Merger is set forth in the table below:

BLAIZE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)

Class A common stock, outstanding prior to the Merger	10,816,995
Sponsor forfeiture	(2,000,000)
Class A common stock subject to redemption, outstanding prior to the Merger	4,104,543
Shareholder note receivable	750,000
Redemption of Class A common stock	(937,844)
Class A Shares in non-redemption escrow	(2,791,230)
Class A common stock	9,942,464
PIPE shares	1,529,500
Class B common stock, outstanding prior to the Merger	5
Merger and PIPE financing shares	11,471,969
Legacy Blaize shares (see table below)	87,314,968
Issuance of common stock to advisors	94,949
Common stock outstanding immediately after the Merger	98,881,886

The number of Legacy Blaize shares of common stock immediately prior to the Merger and after the Merger is set forth in the table below:

	Pre-Conversion	Post-Conversion
Legacy Blaize shares of common stock immediately prior to the Merger	17,518,791	13,663,527
Conversion of Legacy Blaize redeemable convertible preferred stock	44,506,781	34,712,525
Conversion of Legacy Blaize convertible notes	40,302,382	31,433,259
Net exercise of Legacy Blaize warrants	9,623,432	7,505,657
Legacy Blaize shares of common stock immediately after the Merger	111,951,386	87,314,968

The following table sets forth the changes in shares of the Company’s common stock from the Closing Date of the Merger through December 31, 2025:

Common stock outstanding immediately after the Merger	98,881,886
Vesting of restricted stock units	3,961,729
Exercise of stock options	562,446
Shares issued under Committed Equity Facility	8,493,674
Shares issued in Polar Private Placement	9,375,000
Shares issued to Cantor Fitzgerald & Co.	769,231
Common stock outstanding as of December 31, 2025	122,043,966

Shares issued under Committed Equity Facility

On July 14, 2025, the Company entered into the Committed Equity Facility with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to the agreement governing the Committed Equity Facility, the Company has the right, but not the obligation, to direct B. Riley to purchase newly issued shares of the Company’s common stock up to an aggregate value of $50.0 million over a defined 36-month period in distinct individual transactions (each, a “Purchase”) subject to certain limitations and conditions set forth in the Committed Equity Facility agreement, as further described below. Without prior stockholder approval, the total aggregate shares of common stock issued to B. Riley under the Committed Equity Facility cannot exceed 20,326,159 shares of common stock, representing 19.99% of the aggregate number of shares issued and outstanding immediately prior to the execution of the Committed Equity Facility.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)
Purchases under the Committed Equity Facility are subject to the following conditions:

•The closing price of the Company’s common stock on the trading day immediately prior to each Purchase is required to be greater than $1.00 per share.
•The total number of shares to be issued per Purchase may not exceed 1.0 million shares and is further limited by a calculated percentage, not to exceed 25%, of the total aggregate trading volume during a defined period of time applicable to each Purchase.

The purchase price per share of common stock is defined by the Committed Equity Facility as 97% of the volume-weighted average price (“VWAP”) of the common stock for the defined period applicable to each Purchase, with 3% of the VWAP as commission to B. Riley, excluding specific transactions outlined in the Committed Equity Facility agreement. All such calculations are subject to adjustments for any stock dividend, stock split, stock combination, recapitalization or other similar transactions. The Committed Equity Facility will automatically terminate on the earlier of (i) one day after the 36-month anniversary of the Commencement Date, (ii) the date on which B. Riley shall have purchased the shares of common stock for an aggregate purchase price of $50.0 million or (iii) various other dates associated with events as set forth in the agreement.

At inception, the Company evaluated the Committed Equity Facility agreement and determined that it was considered to be a derivative instrument. See Note 5 — “Fair Value Measurements and Derivative Instruments”.

During the year ended December 31, 2025, the Company sold a total of 8,493,674 shares of its common stock to B. Riley under the Committed Equity Facility agreement for net proceeds of $33.2 million.

Shares issued in Polar Private Placement

On November 10, 2025, the Company and affiliates of Polar Asset Management Partners Inc. (“Polar”) entered into a Securities Purchase Agreement (the “Polar Private Placement”). Pursuant to the Polar Private Placement, the Company agreed to the direct sale of 9,375,000 shares of the Company’s common stock at a purchase price of $3.20 per share and the issuance of certain warrants to purchase additional shares of the Company’s common stock, as further described below, resulting in aggregate gross proceeds of approximately $30.0 million, before deducting offering expenses.

Shares issued to Cantor Fitzgerald & Co.

In April 2025, the Company entered into an engagement letter with Cantor Fitzgerald & Co. (“Cantor”), which required a non-refundable advisory fee in the form of 769,231 shares of the Company’s common stock. In July 2025, the Company issued the shares of common stock due to the Cantor.

Currently Outstanding Warrants to Purchase Common Stock

BZAI warrants

Upon the consummation of the Merger, the total of 29,648,250 warrants outstanding immediately prior to the Merger became warrants to purchase the Company’s common stock (the “BZAI warrants”). The Company determined that the BZAI warrants were considered to be freestanding instruments, did not exhibit any of the characteristics in ASC 480 that would require liability classification, were not classified as derivatives or precluded from equity classification under ASC 815, and were therefore classified equity and recognized as an increase in additional paid-in-capital.

Each BZAI warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustments for stock splits, stock dividends, reorganizations, recapitalizations and similar corporate actions. The warrants expire on January 13, 2030, unless earlier redeemed by the Company. If the Company calls the warrants for redemption, management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)
Polar warrants

On November 10, 2025, the Company issued 9,375,000 freestanding warrants (the “Polar warrants”), each Polar warrant exchangeable for one whole share of the Company’s common stock, in connection with its issuance of common stock to Polar. The Company determined that the Polar warrants were considered to be freestanding instruments, did not exhibit any of the characteristics in ASC 480 that would require liability classification, however, were precluded from equity classification under ASC 815, because these warrants met the definition of a derivative instrument in that they were issued for no initial investment, have the derivative characteristics of an underlying (the value and settlement based on the Company’s common stock), notional (the number of shares deliverable), and mechanism for net settlement (cashless exercise) while at the same time did not qualify for a derivative scope exception of both being indexed to the Company’s own stock and not permitting or requiring net cash settlement in a manner outside the Company’s control. In this case, the Polar warrants permit the counterparty to require net cash settlement in specified circumstances.

At initial recognition, the warrants were recorded at their estimated fair value calculated using the Black-Scholes-Merton (“Black-Scholes”) option pricing model. The liability associated with these warrants is subject to fair value remeasurement at each balance sheet date using the Black-Scholes option pricing model, with changes in fair value recorded as a change in the fair value of warrant liabilities in the consolidated statements of operations. The warrants will continue to be remeasured until the earlier of the exercise during the warrant term or the automatic exercise on a cashless basis at the end of the warrant term of five years, or November 10, 2030.

The Polar warrants are considered long-term liabilities, due to the warrants being out-of-the-money with a $5.00 exercise price, although they are immediately exercisable. At the earlier of the date of the warrants being unexercised but in-the-money, or one year from the date of termination with automatic cashless exercise, the Company will reclassify the liability to a short-term liability until the warrants are exercised, whether by Polar or by means of cashless exercise, at which point they will become reclassified to equity.

Warrants issued to an advisor

In connection with the Merger, the Company issued, to an advisor, warrants to purchase 50,000 shares of common stock at $11.50 per share (the “advisor warrants”), which expire after a term of five years, on February 10, 2030. The Company determined that the advisor warrants were considered to be freestanding instruments, did not exhibit any of the characteristics in ASC 480 that would require liability classification, were not classified as derivatives or precluded from equity classification under ASC 815, and were therefore classified equity and recognized as an increase in additional paid-in-capital.

Earnout Shares

In connection with the Merger, Legacy Blaize shareholders and employee equity award holders (including holders of stock options and RSUs) are entitled to receive up to 15,000,000 shares of common stock and Burkhan has the right to receive up to 2,600,000 shares of common stock (collectively, the “Earnout Shares”).

Earnout Shares issued to eligible Legacy Blaize employee equity award holders (“Employee Earnout Shares”) are considered a compensatory award and are accounted for under ASC 718 — “Share-Based Compensation” (“ASC 718”). Further, these Employee Earnout Shares have been determined to be equity classified and accordingly, will not be remeasured, unless an employee departs from the Company, as further described below.

Earnout Shares issued to Burkhan and Legacy Blaize shareholders that are not within the scope of ASC 718 (the “Other Earnout Shares”), were evaluated by management under ASC 480 — “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815. The Company determined that the Other Earnout Shares are freestanding contracts and not liability-classified under ASC 480 but represented a structured forward contract pursuant to ASC 815, which resulted in liability classification. Therefore, the Company considers the Other Earnout Shares a derivative liability and will remeasure the Other Earnout Shares at each reporting date, with changes in the fair value recorded in the consolidated statements of operations.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)
Legacy Blaize shareholders, Legacy Blaize employee equity award holders, and Burkhan are entitled to Earnout Shares in four tranches upon the occurrence of four separate events (each a “Triggering Event” and collectively, the “Triggering Events”), if they occur between the Merger date and January 13, 2030. The Triggering Events are driven by whether the Company’s closing share price on 20 trading days out of 30 consecutive trading days equals or exceeds defined per-share thresholds in each tranche as follows:

•If the price of the Company’s common stock is greater than or equal to $12.50 per share, 3,750,000 Earnout Shares to Legacy Blaize shareholders and Legacy Blaize employee equity award holders and 650,000 Earnout Shares to Burkhan will be issued; and
•If the price of the Company’s common stock is greater than or equal to $15.00 per share, an additional 3,750,000 Earnout Shares to Legacy Blaize shareholders and Legacy Blaize employee equity award holders and an additional 650,000 Earnout Shares to Burkhan will be issued; and
•If the price of the Company’s common stock is greater than or equal to $17.50 per share, an additional 3,750,000 Earnout Shares to Legacy Blaize shareholders and Legacy Blaize employee equity award holders and an additional 650,000 Earnout Shares to Burkhan will be issued; and
•If the price of the Company’s common stock is greater than or equal to $20.00 per share, an additional 3,750,000 Earnout Shares to Legacy Blaize shareholders and Legacy Blaize employee equity award holders and an additional 650,000 Earnout Shares to Burkhan will be issued.

Employee Earnout Shares

Company employees entitled to receive Employee Earnout Shares are required to provide service through the date the target is achieved and if an employee departs, the forfeited Employee Earnout Shares are reallocated to Legacy Blaize shareholders and the remaining pool of equity award holders who received the right to the Earnout Shares on the Merger date. The reallocated shares are considered a forfeiture of the original award and grant of a new award.

The Employee Earnout shares were measured at fair value at the issuance date using a Monte Carlo simulation model and expense is recognized over the derived service period of five years from the Merger date through January 13, 2030. If shares are forfeited and reallocated, as described above, the expense to date for the reallocated shares is reversed, and new expense is calculated for those shares using a Monte Carlo simulation model over the remaining period through January 13, 2030.

During the year ended December 31, 2025, the Company recorded $15.9 million in stock-based compensation expense related to the Employee Earnout Shares. During the year ended December 31, 2025, 212,568 Employee Earnout Shares were forfeited due to employee terminations. As of December 31, 2025, there was $66.7 million of total unrecognized compensation cost related to the Employee Earnout Shares.

Other Earnout Shares

The fair value of the derivative liability associated with the Other Earnout Shares is described in Note 5 — “Fair Value Measurements and Derivative Instruments”.

Note 12. Stock Based Compensation

The Company recorded stock-based compensation expense for stock options and RSUs as set forth in the following table:

	For the Year Ended December 31,
(Amounts in thousands)	2025	2024
Research and development	$17,096	$1,106
Selling, general and administrative	20,450	2,741
Total	$37,546	$3,847

BLAIZE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)
Equity Award Plans

In January 2025, the Board of Directors approved, and the Company adopted the 2025 Incentive Award Plan (the “2025 Incentive Plan”), replacing the 2011 Amended Stock Plan. The 2025 Incentive Plan provides for the grant of stock or cash-based awards to employees and consultants of the Company and its subsidiaries and members of the Board of Directors of the Company. Authorized shares of common stock available under the 2025 Incentive Plan at inception was 30,500,000 shares of common stock. As of December 31, 2025, 19,189,633 shares of common stock were reserved for issuance under the 2025 Incentive Plan.

Following the effectiveness of the 2025 Incentive Plan, the Company ceased making grants under the 2011 Amended Stock Plan and all remaining unissued shares were retired. However, the 2011 Amended Stock Plan continues to govern the terms and conditions of the outstanding awards granted under it. Awards granted under the 2011 Amended Stock Plan that have subsequently been forfeited are cancelled and are no longer available for issuance.

The Company recognizes compensation expense for grants of stock compensation awards on a straight-line basis over the requisite service period of the award’s vesting term.

Stock Options

A summary of stock option activity is set forth in the following table:

(Value in thousands, life in years)	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding as of December 31, 2023	12,820,261	$1.44	9.3	$13,803
Granted	16,635,601	$1.18
Exercised	(51,200)	$1.91
Forfeited	(4,290)	$0.95
Expired	(1,039,737)	$1.97
Outstanding as of December 31, 2024	28,360,635	$1.27	9.2	22,741
Granted	1,618,456	$3.35
Exercised	(562,446)	$0.61
Forfeited	(670,367)	$1.79
Outstanding as of December 31, 2025	28,746,278	$1.38	8.2	27,364
Vested and expected to vest as of December 31, 2025	28,746,278	$1.38	8.2	27,364
Exercisable as of December 31, 2025	17,279,846	$1.45	8.0	17,848

During the year ended December 31, 2025, the Company accelerated the vesting associated with 388,988 outstanding options resulting in $1.1 million of incremental stock-based compensation expense.

As of December 31, 2025, there was $14.2 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.6 years.

The aggregate intrinsic value of service-based options exercised during the years ended December 31, 2025 and 2024 was $1.0 million and immaterial, respectively. The intrinsic value is the difference between the estimated fair value of the Company’s common stock at the date of exercise and the exercise price for in-the-money stock options.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)
During the years ended December 31, 2025 and 2024, the grant date fair value of the stock options granted was $1.93 and $0.88 per share, respectively. The fair value of the options issued was determined using the Black-Scholes option pricing model, using the following inputs:

	For the Year Ended December 31,
	2025			2024
Weighted average exercise price (per share)	$2.39			$1.49
Risk-free rate	3.7%	-	3.8%	4.0%	-	4.4%
Expected life (in years)	5.4 years	-	6.1 years	5.0 years	-	6.2 years
Expected volatility rate	58.7%	-	60.7%	56.9%	-	57.5%
Dividend yield rate	—%			—%

The total grant date fair value of stock options that vested during the years ended December 31, 2025 and 2024 was $9.5 million and $2.8 million, respectively.

RSUs

A summary of the Company’s RSU activity is as follows:

	Number of RSUs	Weighted average grant date fair value
Balance as of December 31, 2023	3,834,443	$1.51
Expired	(198,536)	1.13
Forfeited	(5,460)	1.05
Balance as of December 31, 2024	3,630,447	1.53
Granted	10,164,477	2.62
Vested	(3,961,729)	1.76
Forfeited	(473,696)	2.27
Balance as of December 31, 2025	9,359,499	$2.58

The grant date fair value of RSUs granted under the 2011 Amended Stock Plan was determined by the Board of Directors at each grant date. Immediately prior to the consummation of the Merger, the RSUs existing at that time, which had been granted under the 2011 Amended Stock Plan, had both a service-based condition and a liquidity event condition. The liquidity event condition was satisfied on the consummation of the Merger, and on the date of the Merger, the Company recognized $3.9 million in stock-based compensation expense associated with the vesting of the outstanding RSUs.

As of December 31, 2025, there was $20.6 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.5 years.

Earnout Shares

Certain of the Employee Earnout Shares are subject to ASC 718. See Note 11 — “Common Stock, Currently Outstanding Warrants to Purchase Common Stock, and Earnout Shares”.

Employee Stock Purchase Plan

In January 2025, the Board of Directors adopted the 2025 Employee Stock Purchase Plan (the “2025 ESPP”) in order to enable eligible employees to purchase shares of common stock with accumulated payroll deductions. As of December 31, 2025, 3,047,669 shares of common stock were reserved for issuance pursuant to the 2025 ESPP, and no shares of stock had been purchased by employees as the Company had not commenced the 2025 ESPP.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)
Note 13. Net Loss per Share of Common Stock

Prior to the Merger, the Company used the two-class method required for participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to shares in undistributed earnings as if all income (loss) for the period had been distributed. The Company’s redeemable convertible preferred stock that was outstanding prior to the Merger contractually entitled the holders of such stock to participate in dividends but did not contractually require the holders of such stock to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss attributable to common stockholders, such losses were not allocated to the redeemable convertible preferred stock.

After the Merger, the Company applied the treasury stock method to determine the dilutive effect of potentially dilutive securities, and the if-converted method to determine the dilutive effect of any potentially dilutive convertible securities, as post-merger, the Company’s only participating securities were shares of the Company’s common stock, and any dividends declared on the common stock would be forfeitable if not vested.

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common stock outstanding during the period, without consideration of potentially dilutive securities. There are no potentially dilutive securities included in the Company’s diluted net loss per share calculation for the years ended December 31, 2025 and 2024, as the effect of any potentially dilutive security is anti-dilutive due to the net losses in those periods.

The table below sets forth the computation of basic and dilutive net loss per share:

	For the Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2025	2024
Numerator
Net loss	$(206,904)	$(61,195)
Denominator:
Weighted-average shares outstanding, basic and diluted	104,275,265	17,476,105
Net loss per share, basic and diluted	$(1.98)	$(3.50)

The table below sets forth a listing of potentially dilutive securities that were excluded from the calculation of diluted net loss per share attributable to common shareholders because the impact of including them would have been anti-dilutive or out-of-the-money:

	As of December 31,
	2025	2024 (1)
Stock options	28,746,278	12,736,621
RSUs	9,359,499	3,743,578
Earnout shares	17,600,000	—
Warrants issued to an advisor	50,000	—
Polar warrants	9,375,000	—
BZAI warrants	29,648,250	—
Legacy Blaize redeemable convertible preferred stock	—	34,702,999
Legacy Blaize warrants	—	4,695,604
Total	94,779,027	55,878,802

(1) On the date of the Merger, the Legacy Blaize redeemable convertible preferred stock and Legacy Blaize warrants were converted into common stock of the Company. Upon the consummation of the Merger, each outstanding stock

BLAIZE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)
option to purchase Legacy Blaize common stock was converted into a stock option of the Company, upon substantially the same terms and conditions as in effect with respect to the corresponding Legacy Blaize option, and the right to receive a number of earnout shares. Additionally, each Legacy Blaize RSU was converted into an RSU of the Company, upon substantially the same terms and conditions as in effect with respect to the corresponding Legacy Blaize RSU, and the right to receive a number of earnout shares. Certain Legacy Blaize RSUs were converted to shares of the Company’s common stock on the date of the Merger, as these RSUs included a liquidity condition which was satisfied upon the event of the Merger.

Note 14. Segment Reporting

The Company operates as a single operating and reportable segment. “Operating segments” are defined as components of the Company that engage in business activities with distinct financial information that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM is its chief executive officer, who regularly reviews financial information presented on a consolidated basis for the purpose of making decisions and assessing financial performance, as the Company’s products and services have similar economic characteristics.

The financial information received by the CODM focuses primarily on total available cash and cash equivalents, total revenue, significant expenses, net loss, and earnings before interest, tax, depreciation and amortization (“EBITDA”), and EBITDA as further adjusted for certain non-cash items and other adjustments that the CODM does not consider in their evaluation of ongoing operating performance from period to period (“Adjusted EBITDA”), to make decisions regarding the Company’s strategy, including the allocation of resources, as well as the Company’s assessment of operating performance.

As the Company operates as a single operating segment, the measures of total available cash and cash equivalents, total revenue and net loss, as reviewed by the CODM, are set forth on the consolidated financial statements, as well as in certain notes to the consolidated financial statements. See Note 5 — “Fair Value Measurements and Derivative Instruments” for details regarding the Company’s cash equivalents. See Note 4 — “Revenue and Accounts Receivable” for details regarding the Company’s total revenue disaggregated by customer geographical location and the major customer concentrations of the Company’s total revenue and accounts receivable balances.

Similarly, as the Company operates in a single segment, the consolidated statements of operations provide one view of the Company’s significant expenses. Additional to the consolidated statements of operations, the CODM regularly reviews the significant expense categories in the calculation of net loss, set forth as follows:

	For the Year Ended December 31,
(Amounts in thousands)	2025	2024
Revenue	$38,632	$1,554
Cost of revenue	(32,438)	(579)
Employee costs	(69,090)	(31,981)
Technology costs	(6,327)	(4,694)
Depreciation	(1,195)	(886)
Interest income, net	1,752	1,904
Fair value changes and financing charges	(104,872)	(16,187)
Other items (1)	(33,366)	(10,326)
Net loss	$(206,904)	$(61,195)

(1) “Other items” includes marketing expenses, professional fees, facilities costs, foreign exchange gains and losses, credit loss estimates, income taxes, and other overhead expenses.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)
The following table sets forth the Company’s reconciliation of net loss to EBITDA and Adjusted EBITDA:

	For the Year Ended December 31,
(Amounts in thousands)	2025	2024
Net loss	$(206,904)	$(61,195)
Depreciation	1,195	886
Provision for (benefit from) income taxes	217	(952)
Interest income, net	(1,752)	(1,904)
EBITDA	(207,244)	(63,165)
Stock-based compensation	37,546	3,847
Fair value changes and financing charges	104,872	16,187
Transaction costs	12,043	217
Non-cash inventory cost realignment adjustments	(786)	(349)
Other adjustments (1)	3,091	567
Adjusted EBITDA	$(50,478)	$(42,696)

(1) “Other adjustments” includes, but is not limited to, other non-cash expenses, including foreign exchange gains and losses, and income and expenses that are not expected to be ongoing, including litigation expenses, financing advisory fees, and fines and penalties (or the recoveries and reversals of such). The Company believes that these items are not reflective of its ongoing operating performance and excluding these items provides a more meaningful comparison of its results of operations over comparative periods.

The measure of segment assets is reported on the consolidated balance sheet as the Company operates as a single operating segment and the CODM reviews the assets on a consolidated basis. As such, no asset reconciliation adjustments are required. See Note 8 — “Leases and Geographic Location of ROU Assets” and Note 9 — “Property and Equipment Details and Geographic Location” for details regarding the geographic location of the Company’s long-lived assets.

Note 15. Related Party Transactions and Balances

Transactions with the Sponsor and its affiliates

Sales Partner Referral Agreement

On June 30, 2025, the Company entered into a Sales Partner Referral Agreement (the “Referral Agreement”) with Burkhan LLC (the “Sales Partner”), an affiliate of the Sponsor.

The Referral Agreement has an initial approved customer of BurTech Systems Tech LLC (“BST”), an affiliate of the Sales Partner. Under the agreement, BST will purchase, subject to the issuance of purchase orders, up to $56.5 million of the Company’s products on behalf of a certain unaffiliated end user. The Sales Partner will receive a commission from the Company of up to 10%, depending on the Company’s gross margins under the purchase order. The sales commission is payable in cash, or, partially, at the Company’s discretion, in shares of the Company’s common stock. The commission is payable to BST once the Company receives cash from these sales.

During the year ended December 31, 2025, the Company recognized $3.0 million in revenue from the Referral Agreement, inclusive of sales commissions of $0.3 million, which was reported as a reduction of revenue.

As of December 31, 2025, the Company had recorded $3.4 million, gross, in accounts receivable - related party due from BST in relation to these sales. The sales commission payable of $0.3 million was recorded as “accrued expenses - related party” on the Company’s consolidated balance sheet as of December 31, 2025. Subsequent to December 31, 2025, BST paid the Company in full, and the Company released the sales commission payable, electing full cash payment for the sales commission.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)
Other earnout shares - related party

A portion of the “other earnout shares” were issued to an affiliate of the Sponsor at the time of the Merger. See Note 11 — “Common Stock, Currently Outstanding Warrants to Purchase Common Stock, and Earnout Shares”. The fair value of these other earnout shares as of December 31, 2025 was $2.2 million as set forth on the Company’s consolidated balance sheets as of December 31, 2025.

Working capital loan - related party

Immediately prior to the consummation of the Merger, the Company issued an unsecured promissory note to the Sponsor, pursuant to which it borrowed $1.5 million for general corporate purposes. On the date of the Merger, this loan was recorded on the Company’s consolidated balance sheet, and was outstanding as of December 31, 2025. Repayment has been demanded by the Sponsor.

Advances from related party

Immediately prior to the consummation of the Merger, the Sponsor provided the Company with certain working capital advances, which are non-interest bearing and payable on demand, in the amount of $2.9 million. These amounts are reflected on the consolidated balance sheet as of December 31, 2025 as “advances from related party”. Repayment has been demanded by the Sponsor.

Accounts payable - related party

Immediately prior to the consummation of the Merger, the Company owed management fees in the amount of $0.2 million to the Sponsor. These amounts are reflected on the consolidated balance sheets as of December 31, 2025 as “accounts payable - related party”.

Shareholder note receivable

Immediately prior to the consummation of the Merger, the Sponsor issued a secured promissory note and pledge agreement (the “shareholder note receivable”) to the Company which will decrease when the Sponsor pays for transaction costs that the Company assumed from the Sponsor during the Merger. The shareholder note receivable is secured by collateral of 2,000,000 shares of the Company’s common stock owned by the Sponsor. As of December 31, 2025, the outstanding principal of the shareholder note receivable was $8.6 million, the amount of which has been deducted from additional paid-in capital on the Company’s consolidated balance sheet as of that date.

Non-Redemption Agreements

On December 31, 2024 and through January 13, 2025, the Company, its Sponsor, and Legacy Blaize entered into non-redemption agreements with several unaffiliated stockholders (each, an “Investor”) who agreed not to redeem (or, alternately, to validly rescind any redemption requests on) their shares of common stock (“Non-Redeemed Shares”) through up to 180 days after the Closing Date. These Non-Redeemed Shares were exchanged for shares of the Company’s common stock and were held in a separate escrow account. In exchange for the foregoing commitments not to redeem the Non-Redeemed Shares, the Sponsor agreed to guarantee that each Investor receive a return of $1.50 per Non-Redeemed Share held in a related cash escrow account, subject to certain conditions. The Sponsor, and not the Company, was contractually obligated for the $1.50 per share premium related to these non-redemption agreements. Accordingly, the Company did not recognize a non-redemption liability for the Sponsor’s commitment.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)
Transactions with other related parties

Transactions with other related parties for advisory and marketing services, and a related party employed by the Company are set forth in the table below:

	As of and for the Year Ended December 31,
(Amounts in thousands)	2025	2024
Cash paid to other related parties:
Advisory services (1)	$150	$—
Marketing services (2)	205	292
Cash compensation paid to related party employee (3)	144	143
Total cash paid to other related parties	$499	$435

Included in “prepaid expenses and other current assets - related parties” on the Company’s consolidated balance sheets	$—	$250
Included in “selling, general and administrative - related party” on the Company’s consolidated statements of operations (3)	773	185

(1) Advisory fees were incurred with a family member of a key employee of the Company.
(2) Marketing expenses were incurred with a company owned by a direct family member of a minority stockholder and member of the Company’s Board of Directors.
(3) A relative of one of the Company’s named executive officers is employed by the Company, with a total compensation of $0.2 million and $0.1 million during the years ended December 31, 2025 and 2024, respectively. Total compensation as presented in “included in selling, general and administrative - related party” includes an immaterial expense for RSUs, with the fair value of the RSUs as determined on the date of grant.

During the year ended December 31, 2024, the Company recognized revenues of approximately $1.5 million, or approximately 98% of its total revenue, from sales of strategic consulting services to two minority stockholders.

During the year ended December 31, 2024, the Company repaid a demand note due to a minority stockholder and member of the Company’s Board of Directors in the amount of $4.8 million.

Note 16. Commitments and Contingencies

United States Employees — 401(k) Plan

A 401(k) plan is provided to employees in the United States that covers substantially all employees meeting certain age and service requirements. The Company makes discretionary matching contributions to the 401(k) plan, with the exception that “highly compensated employees” as defined by U.S. Internal Revenue Service regulations do not receive a matching contribution. Employees who receive matching contributions are immediately fully vested in the employer matching contribution. The Company recorded $0.4 million and $0.2 million in matching contributions for the years ended December 31, 2025 and 2024, respectively.

United Kingdom Employees — Defined Contribution Pension Plan

A voluntary defined contribution pension plan is provided to employees in the United Kingdom that covers substantially all employees meeting certain age, income, and service requirements. The Company makes matching contributions to the pension plan in the amount of up to 8% of employees’ annual salary. Employees are immediately fully vested in the employer matching contribution. The Company recorded $0.3 million and $0.3 million in matching contributions for the years ended December 31, 2025 and 2024, respectively.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (cont.)
India Employees — Long-term Employee Benefits

The Company provides its employees in India an opportunity to participate in a long-term defined benefit plan. The liability the Company bears for providing this benefit is determined through an actuarial valuation at each reporting date. The benefit plan provides for lump sum payments to vested employees on retirement, death while in service, or on termination of employment for an amount equivalent to 15 days of basic salary for each completed year of service. Vesting occurs upon completion of five years of service. The present value of this obligation is determined by the projected unit credit method and adjusted for past service cost and fair value of plan assets as at the balance sheet date through which the obligations are to be settled. The actuarial gain or loss on change in present value of the defined benefit obligation or change in return of the plan assets is recognized as an income or expense in the consolidated statement of operations. The expected return on plan assets is based on the assumed rate of return of such assets. As of December 31, 2025 and 2024, respectively, the related net liability of $1.0 million and $1.1 million is included within “accrued expenses and other current liabilities” on the consolidated balance sheets.

Purchase Commitments

Purchase commitments outstanding for manufactured inventories as of December 31, 2025 were not material, and manufactured inventory components purchased during the year ended December 31, 2025 under purchase commitments were not material.

Legal Proceedings

On September 9, 2024, BurTech entered into an Advisory Services Engagement Letter with Jefferies to serve as its exclusive capital markets advisor in connection with the Merger involving Legacy Blaize (the “Jefferies Engagement Letter”), pursuant to which Jefferies would be eligible for a fee of $4.5 million contingent upon the closing of the Merger and for reimbursement of expenses up to $0.5 million.

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

On September 30, 2025, Jefferies and the Company settled the matter, and no amounts were outstanding as of December 31, 2025.

Note 17. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of these consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

• pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
• provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its assessment, the Company’s management believes that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on those criteria.

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our non-accelerated filer status.

ITEM 9B. OTHER INFORMATION

The following reports information regarding the adoption of “Rule 10b5-1 trading arrangements” or “non-Rule 10b5-1 trading arrangements,” each as defined in Item 408(a) of Regulation S-K, during the three months ended December 31, 2025 for the Company’s directors and “officers,” as defined in Rule 16a-1(f) under the Exchange Act. There were no modifications or terminations of such trading arrangements during the three months ended December 31, 2025.

•On December 11, 2025, Mr. Anthony Cannestra, a director of Blaize Holdings, Inc. (the “Company”), adopted a Rule 10b5-1 trading arrangement in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, and the Company’s policies regarding transactions in its securities by insiders (a “Rule 10b5-1 Plan”). Mr. Cannestra’s Rule 10b5-1 Plan will commence on April 6, 2026. Such plan provides for the potential sale of up to (i) 75,258 shares of the Company’s common stock issued to him upon the vesting of an equal number of previously granted restricted stock units and (ii) 200,000 shares of the Company’s common stock underlying vested stock options to be exercised and sold pursuant to the plan. The plan will terminate automatically on December 31, 2026, and any shares remaining unsold as of that date will not be sold pursuant to the plan.

•On December 12, 2025, Mr. Dinakar Munagala, the Chief Executive Officer of the Company, adopted a Rule 10b5-1 Plan. Mr. Munagala’s Rule 10b5-1 Plan will commence on April 6, 2026. Such plan provides for the potential sale of up to (i) 125,000 shares of the Company’s common stock issued to him previously and (ii) 807,325 shares of the Company’s common stock underlying vested stock options to be exercised and sold pursuant to the plan. The plan will terminate automatically on March 15, 2027, and any shares remaining unsold as of that date will not be sold pursuant to the plan.

•On December 12, 2025, Mr. Harminder Sehmi, the Chief Financial Officer of the Company, adopted a Rule 10b5-1 Plan. Mr. Sehmi’s Rule 10b5-1 Plan will commence on April 19, 2026. Such plan provides for the potential sale of up to 505,060 shares of the Company’s common stock underlying vested stock options to be exercised and sold pursuant to the plan. The plan will terminate automatically on December 31, 2026, and any shares remaining unsold as of that date will not be sold pursuant to the plan.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 10 (Directors, Executive Officer and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) will be furnished on or prior to April 30, 2026 (and is hereby incorporated by reference) pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the section “Report of the Audit Committee of the Board” shall not be deemed to be incorporated by reference in this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Items 10 (Directors, Executive Officer and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) will be furnished on or prior to April 30, 2026 (and is hereby incorporated by reference) pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the section “Report of the Audit Committee of the Board” shall not be deemed to be incorporated by reference in this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Items 10 (Directors, Executive Officer and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) will be furnished on or prior to April 30, 2026 (and is hereby incorporated by reference) pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the section “Report of the Audit Committee of the Board” shall not be deemed to be incorporated by reference in this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 10 (Directors, Executive Officer and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) will be furnished on or prior to April 30, 2026 (and is hereby incorporated by reference) pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the section “Report of the Audit Committee of the Board” shall not be deemed to be incorporated by reference in this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Items 10 (Directors, Executive Officer and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) will be furnished on or prior to April 30, 2026 (and is hereby incorporated by reference) pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the section “Report of the Audit Committee of the Board” shall not be deemed to be incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K:

(1) Index to financial statements and supplementary data filed as part of this Annual Report on Form 10-K.

Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not material or the required information is included in Part II, Item 8 of this Annual Report on Form 10-K.

(3) Exhibits:

Exhibit No.		Description
2.1
Agreement and Plan of Merger Agreement, dated as of December 22, 2023, by and among BurTech Acquisition Corp., BurTech Merger Sub Inc., Blaize, Inc. and Burkhan Capital LLC (for the limited purposes set forth therein) (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 filed July 19, 2024)

2.2
Amendment to Agreement and Plan of Merger Agreement, dated as of April 22, 2024, by and among BurTech Acquisition Corp., BurTech Merger Sub Inc., Blaize, Inc. and Burkhan Capital LLC (for the limited purposes set forth therein) (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 filed July 19, 2024)

2.3
Amendment No. 2 to Agreement and Plan of Merger, dated as of October 24, 2024, by and among BurTech Acquisition Corp., BurTech Merger Sub Inc., Blaize, Inc. and Burkhan Capital LLC (for the limited purposes set forth therein) (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-4 filed October 30, 2024)

2.4
Amendment No. 3 to Agreement and Plan of Merger, dated as of November 21, 2024, by and among BurTech Acquisition Corp., BurTech Merger Sub Inc., Blaize, Inc. and Burkhan Capital LLC (for the limited purposes set forth therein) (incorporated by reference to Exhibit 2.4 to the Company’s Registration Statement on Form S-4 filed November 26, 2024)

3.1		Third Amended and Restated Certificate of Incorporation of Blaize Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 17, 2025)
3.2		Amended and Restated Bylaws of Blaize Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed January 17, 2025)
4.1	*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.2
Warrant Agreement, dated as of December 10, 2021, by and between BurTech Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 16, 2021)

4.3		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed November 19, 2021)
4.4		Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed November 19, 2021)
4.5		Form of Warrant (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2025)
4.6
Registration Rights Agreement, dated as of January 13, 2025, by and among the Company and certain stockholders of Legacy Blaize named therein (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on January 17, 2025)

Exhibit No.		Description
4.7
Amended and Restated Registration Rights Agreement, dated as of January 13, 2025, by and among the Company, certain stockholders of BurTech named therein and certain stockholders of Legacy Blaize named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 17, 2025)

4.8		Form of Indenture (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on January 27, 2026)
10.1
Letter Agreement, dated December 10, 2021, by and among the Company, its officers and directors, the Sponsor and certain other stockholders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 16, 2021)

10.2	†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 17, 2025)
10.3	†	Blaize, Inc. Amended and Restated 2011 Stock Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 17, 2025)
10.4	†
Form of Stock Option Grant Agreement (Installment Exercise) and Grant Notice under the Blaize, Inc. Amended and Restated 2011 Stock Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 17, 2025)

10.5	†
Form of Stock Option Grant Agreement (Contingent Exercise) and Grant Notice under the Blaize, Inc. Amended and Restated 2011 Stock Plan (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed on January 17, 2025)

10.6	†
Form of Restricted Stock Unit Grant Agreement and Grant Notice under the Blaize, Inc. Amended and Restated 2011 Stock Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on January 17, 2025)

10.7	†	Blaize Holdings, Inc. 2025 Incentive Award Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 17, 2025)
10.8	†
Form of Global Restricted Stock Unit Grant Notice and Global Restricted Stock Unit Agreement under the Blaize Holdings, Inc. 2025 Incentive Award Plan (incorporated by reference to Exhibit 99.3 to the Company’s registration Statement on Form S-8 filed on May 12, 2025)

10.9	†
Blaize Holdings, Inc. Form of Stock Option Agreement under the Blaize Holdings, Inc. 2025 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2025)

10.10	†	Blaize Holdings, Inc. 2025 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 17, 2025)
10.11	†	Amended and Restated Blaize Holdings, Inc. Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2025)
10.12	†	Form of Blaize Holdings, Inc. Change in Control and Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2026)
10.13	†
Offer Letter, dated as of June 18, 2018, by and between ThinCI, Inc. and Dinakar Munagala (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on January 17, 2025)

10.14	†	Offer Letter, dated as of June 20, 2018, by and between ThinCI, Inc. and Val Cook (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on January 17, 2025)
10.15	†
Offer Letter, dated as of November 15, 2018, by and between ThinCI, Inc. and Dmitry Zakharchenko (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on January 17, 2025)

10.16	†
Amendment to Offer Letter, dated as of February 22, 2022, by and between ThinCI, Inc. and Dmitry Zakharchenko (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed on January 17, 2025)

10.17	†
Offer Letter, dated as of July 4, 2018, by and between ThinCI, Inc. and Santiago Fernandez-Gomez. (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed on January 17, 2025)

Exhibit No.		Description
10.18		Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 31, 2024)
10.19		Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2025)
10.20
Letter Agreement, dated as of January 13, 2025, by and among BurTech, Merger Sub, Blaize and Burkhan BurTech LP LLC and Blaize (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on January 17, 2025)

10.21
Registration Rights Agreement, dated as of November 10, 2025, by and among the Company, Polar Long/Short Master Fund and Polar Multi-Strategy Master Fund (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2025)

10.22
Registration Rights Agreement, dated July 14, 2025, by and between the Company and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 15, 2025)

10.23
Secured Promissory Note and Pledge Agreement, dated as of January 13, 2025, by and among BurTech LP LLC and BurTech (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on January 17, 2025)

10.24
Common Stock Purchase Agreement, dated July 14, 2025, by and between the Company and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 15, 2025)

10.25
Securities Purchase Agreement, dated as of November 10, 2025, by and among the Company, Polar Long/Short Master Fund and Polar Multi-Strategy Master Fund (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2025)

10.26
Stockholder Lock-Up Agreement, dated as of January 13, 2025, by and among the Company and certain stockholders of Legacy Blaize named therein (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on January 17, 2025)

10.27
Noteholder Lock-Up Agreement, dated as of January 13, 2025, by and among the Company and certain securityholders of Legacy Blaize named therein (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on January 17, 2025)

10.28
Sales Partner Referral Agreement, dated as of June 30, 2025, by and between the Company and Burkhan LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2025)

14.1	*	Code of Business Ethics and Conduct of Blaize Holdings, Inc.
19.1	*	Blaize Holdings Inc. Insider Trading Policy
21.1	*	List of Subsidiaries of Blaize Holdings, Inc.
23.1	*	Consent of UHY LLP, Independent Registered Public Accounting Firm
31.1	*	Chief Executive Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	*	Chief Financial Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	**	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	**	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
97.1	*	Blaize Holdings. Inc. Policy for Recovery of Erroneously Awarded Compensation
101.Def		Definition Linkbase Document
101.Pre		Presentation Linkbase Document
101.Lab		Labels Linkbase Document
101.Cal		Calculation Linkbase Document
101.Sch		Schema Document

Exhibit No.	Description
101.Ins	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104	Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101)

*    Filed herewith
**    Exhibit is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
†     This document has been identified as a management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2026
Blaize Holdings, Inc.

By: /s/ Dinakar Munagala
Dinakar Munagala
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dinakar Munagala	Chief Executive Officer and Director	March 24, 2026
Dinakar Munagala	(Principal Executive Officer)

/s/ Harminder Sehmi	Chief Financial Officer	March 24, 2026
Harminder Sehmi	(Principal Financial Officer and Principal Accounting Officer)

/s/ Lane M. Bess	Director	March 24, 2026
Lane M. Bess

/s/ Anthony Cannestra	Director	March 24, 2026
Anthony Cannestra

/s/ Edward Frank	Director	March 24, 2026
Edward Frank

/s/ Yoshiaki Fujimori	Director	March 24, 2026
Yoshiaki Fujimori

/s/ Juergen Hambrecht	Director	March 24, 2026
Juergen Hambrecht

/s/ George de Urioste	Director	March 24, 2026
George de Urioste