Form 10-K/A
period 2025-12-31
Blaize Holdings, Inc.
filed 2026-04-30
CIK 1871638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
Series A Junior Participating Preferred Stock, par value $0001 per share
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
1

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $217.4 million. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

As of March 20, 2026, the registrant had 122,744,509 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Blaize Holdings, Inc. (the “Company,” “Blaize,” “our” or “we”) for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission (“SEC”) on March 24, 2026 (the “Original Filing”). We are filing this Amendment to present the information required by Items 10, 11, 12, 13, and 14 of Part III of Form 10-K and make such other updates as set forth in the next paragraph below. We previously omitted the information required by Items 10, 11, 12, 13, and 14 of Part III of Form 10-K from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which provides that a registrant may incorporate by reference such information from a definitive proxy statement if the definitive proxy statement is filed with the SEC within 120 days after fiscal year end.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety. In addition, the reference on the cover page of the Original Filing to incorporation by reference of certain information from our proxy statement into Part III of the Original Filing has been deleted and the securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended, have been updated to reflect an additional security registered subsequent to the filing of the Original Filing. In addition, Item 1A has been restated to add an additional risk factor related to the foregoing security registered subsequent to the filing of the Original Filing. In addition, Part IV, Item 15 (Exhibit Index) has also been amended to contain currently dated certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and add additional items in the Exhibits. The new certifications of our principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.1 and 31.2, respectively. Except as described above, no other changes have been made to the Original Filing.

Except as described above, this Amendment does not reflect events occurring after the filing of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC after the Original Filing. Capitalized terms not otherwise defined in Part III of this Amendment shall have the same meanings assigned to those terms in Parts I and II of the Original Filing.
i

ii

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

•The Company has entered into a Rights Agreement, and if the holders exercise their share purchase rights under such agreement, it could materially adversely affect the price of our common stock and cause dilution to our existing stockholders.
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

Risks Related to Our Common Stock

The Company has entered into a Rights Agreement, and if the holders exercise their share purchase rights under such agreement, it could materially adversely affect the price of our common stock and cause dilution to our existing stockholders.

On April 22, 2026, the Board entered into a Rights Agreement (the “Rights Agreement”) with Continental Stock Transfer & Trust Company, as Rights Agent, that was previously approved by the Board. Pursuant to the Rights Agreement, the Board declared a dividend of one preferred stock purchase right (each, a “Right”) for each share of common stock of the Company outstanding at the close of business on May 6, 2026 (the “Record Date”). As long as the Rights are attached to the common stock, the Company will issue one Right with each new share of common stock so that all such shares will have attached Rights. Each Right will entitle the registered holder thereof, after the Rights become exercisable and until April 21, 2027 (or the earlier redemption, exchange or termination of the Rights), to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.0001 per share (the “Series A Preferred”), of the Company at a price of $11.00 per one one-hundredth of a share of Series A Preferred (the “Purchase Price”). The Rights are not exercisable until the Distribution Date (as defined in the Rights Agreement).

The Rights are designed to assure that all of the Company’s stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers, open market accumulations and other abusive or coercive tactics to gain control of the Company without paying all stockholders a control premium. The Rights will cause substantial dilution to a person or group that acquires 10% or more of the Common Stock on terms not approved by the Board.

As a result, the overall effect of the Rights Agreement and the issuance of the Rights may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving the Company that is not approved by the Board. The Rights Agreement is not intended to interfere with any merger or other business combination approved by the Board at any time prior to the first date that a person or group has become an Acquiring Person (as defined in the Rights Agreement).

The Rights have certain anti-takeover effects, including potentially discouraging a takeover that stockholders may consider favorable. The Rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by the Board. The Rights will expire on April 21, 2027, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information, as of April 30, 2026, concerning the persons who serve as our directors and executive officers:

Name	Age	Title
Dinakar Munagala	51	Chief Executive Officer and Director
Harminder Sehmi	64	Chief Financial Officer
Kim Evans	54	General Counsel and Corporate Secretary
Stephen Patak	49	Chief Revenue Officer
Lane M. Bess	64	Director (Chair)
Tony Cannestra	61	Director
Edward Frank	69	Director
Yoshiaki Fujimori	74	Director
Juergen Hambrecht	79	Director
George de Urioste	70	Director

Executive Officers

Dinakar Munagala

Dinakar Munagala has served as our Chief Executive Officer and Director since January 2025, and as a co-founder of Legacy Blaize, he previously served as Chief Executive Officer and a member of the board of directors of Legacy Blaize since its inception in January 2010. Prior to that, Mr. Munagala served in a leadership role in the Graphics Division of Intel Corporation (NASD: INTC) (“Intel”). Mr. Munagala holds a Bachelor of Science in Electrical and Computer Engineering from Osmania University and a Master’s Degree in Electric and Computer Engineering from Purdue University. We believe that Mr. Munagala is qualified to serve as a member of the Board due to his education and extensive experience as an executive officer and board member of companies in the technology space and the institutional knowledge that Mr. Munagala has as a co-founder of Legacy Blaize.

Harminder Sehmi

Harminder Sehmi has served as our Chief Financial Officer since January 2025, and previously served as Chief Financial Officer of Legacy Blaize since November 2023. From July 2019 to October 2023, Mr. Sehmi served as our Vice President of Finance overseeing the Finance, Legal and Human Resources functions. Prior to that, from October 2011 to May 2016, Mr. Sehmi served as the Finance Director of Truphone, a GSMA-accredited global mobile network headquartered in London, with operations globally. In addition, Mr. Sehmi served in a variety of operational group and global roles with Vodafone Group PLC, a multinational telecommunications company. Mr. Sehmi is a member of the Institute of Chartered Accountants in England and Wales (ACA) and he obtained his accounting qualifications from the Oxford Brookes University and a Masters in Business Administration from the Cranfield School of Management.

Kim Evans

Kim Evans has served as our General Counsel and Corporate Secretary since May 2025. From December 2015 to February 2020, Ms. Evans was at Intel, where she most recently held the position of Vice President and Associate General Counsel and was the lead attorney for Intel’s Data Center and AI business unit. Prior to Intel, Ms. Evans was at Altera Corporation, a semiconductor company (“Altera”) which was listed on Nasdaq and subsequently acquired by Intel in December 2015, for fifteen years and led the Corporate Legal team when Altera was acquired. She received her Juris Doctor degree from the University of San Francisco and is admitted to the state bar of California.

Stephen Patak

Stephen Patak has served as our Chief Revenue Officer since January, 2026. Mr. Patak is accountable for the company’s global revenue and responsible for the entire go-to-market strategy and approach. He brings more than 25 years of experience in building world-class sales and partner organizations across both developed and emerging markets. From April 2024 to January 2026, Mr. Patak served as Chief Revenue Officer at Nile, a technology company specializing in secure, AI-powered networking solutions delivered as a service. Prior to Nile, he was the Chief Revenue Officer at Ubicquia, a leading supplier of smart infrastructure to cities, utilities, and mobile operators from June 2021 to April 2024. Mr. Patak also held the role of SVP/GM of Americas for both HERE Technologies and Extreme Networks, where he led all aspects of the go-to-market strategy across all sectors. He spent the first 15 years of his career at Cisco, leading sales organizations in both the U.S. and Asia Pacific regions. While based in Singapore, he served as the Managing Director for Cisco’s Service Provider business in Asia Pacific, Japan, and China, and earlier held multiple leadership positions managing the AT&T relationship, which grew into a multi-billion-dollar partnership. Mr. Patak holds a Bachelor of Business Administration from the University of Texas at Austin.

Non-Employee Directors

Lane M. Bess

Lane Bess has served as Chairman of our Board since January 2025, and previously served as a member of the board of directors of Legacy Blaize since January 2022. Since September 2022, Mr. Bess has served as the Chief Executive Officer of Deep Instinct, a cybersecurity company that applies deep learning to cybersecurity. In addition, he has served as the Principal and Founder of Bess Ventures and Advisory since March 2015. Prior to that, he served as the Chief Operating Officer of Zscaler Inc., a cloud-based internet security services company and the President and Chief Executive Officer of Palo Alto Networks, a provider of AI-powered platforms for cybersecurity. Previously, Mr. Bess has served as a member of the board of directors of several private companies, including TrueFort Inc., Sepio Cyber and ZeroFox. Mr. Bess received a Bachelor of Science in Managerial Economics from Carnegie Mellon University and a Master’s Degree in Business Administration from the University of Dayton. We believe that Mr. Bess is qualified to serve as a member of our board of directors due to his over 30 years of experience as an operational executive officer of companies in the technology space and extensive experience in building technology businesses in Europe, Asia Pacific and Japan, among other international regions.

Tony Cannestra

Tony Cannestra has served as a member of our Board since January 2025, and previously served as a member of the board of directors of Legacy Blaize since October 2016. From April 2014 to March 2025, Mr. Cannestra has served as a Director of Corporate Ventures for DENSO International America, a U.S. subsidiary of DENSO Corporation, a global automotive components manufacturer headquartered in Japan. He currently serves as a member of the board of directors of Dellfer, Inc., an Internet of Things (IoT) and automotive cybersecurity startup company. Previously, from September 2024 to May 2025, Mr. Cannestra served on the board of directors of Canatu (HEL: CANATU), a public company based in Finland. Mr. Cannestra has also previously served on the board of directors of several private companies, including Metawave, Quadric, BOND Mobility, and Lambda4. Mr. Cannestra received a Bachelor of Arts in International Economics from the University of California at Berkeley and a Master’s Degree in Business Administration, with a Certificate in Management of Technology, from the University of California at Berkeley. We believe that Mr. Cannestra is qualified to serve as a member of our board of directors due to his education, his extensive financial experience as an investor, and his previous roles as a board director of companies in the technology, semiconductor, and automotive industries.

Dr. Edward (Ed) Frank

Dr. Edward H. Frank has served as a member of our Board since January 2025 and as Lead Independent Director of our Board since March 2025, and previously served as a member of the board of directors of Legacy Blaize since December 2021. Dr. Frank has served as the Executive Chair of Gradient Technologies, an Identity and Access Management cybersecurity startup, since October 2019, and a member of the board of directors of Rocket Lab (NASD: RKLB), since September 2022. In addition, he has served on the board of directors of Analog Devices and SiTime (NASD: SITM) since June 2014 and September 2019, respectively. Previously, Dr. Frank served on the board of directors of Cavium, FusionIO, Marvell (NASD: MRVL), and Quantenna and prior to Gradient Technologies, he was co-founder and CEO of Cloud Parity Inc., a voice-of-the-customer startup in the San Francisco Bay Area, founded in late 2013. Dr. Frank is also a named inventor on over 50 issued patents and serves as an advisor to and/or board member of several startups. Dr. Frank holds a Bachelor of Science and Master’s Degree in Electric Engineering from Stanford University and received a Ph.D. in Computer Science from Carnegie Mellon University, where he was a Hertz Foundation Fellow. He is a member of the National Academy of Engineering (NAE), a Fellow of the Institute for Electrical and Electronic Engineers (IEEE), and a Board Leadership Fellow of the National Association of Corporate Directors (NACD). We believe that Dr. Frank is qualified to serve as a member of the Board due to his education and extensive experience as a board member of companies in the technology space.

Yoshiaki Fujimori

Yoshiaki Fujimori has served as a member of our Board since January 2025. Mr. Fujimori has served as an outside director for Takeda Pharmaceutical Company Limited (NYSE: TAK) since June 2016 and Boston Scientific Corporation (NYSE: BSX) since July 2016, and as an outside director and Chairman for Oracle Japan Corporation since August 2018. He has been a partner of Corporate Support Research Institute Ltd., a private equity firm, since July 2023. He has also served as a Senior Executive Advisor for CVC Capital Partners Asia Pacific Japan Ltd. since February 2017. He serves as outside director for those portfolio companies of CVC including Riraku Co. Ltd., Torai Co. Ltd. Sogo Medical Co. Ltd. and Macromill Group Co., Ltd. He also serves as a Senior Executive Advisor for GENPACT Japan Ltd. since January 2018. He serves as a Senior Advisor for Deloitte-Tohmatsu Financial Advisory LLC since October 2020. He serves as a Senior Executive Advisor for DigitalBridge Group Inc. since September 2024 and as an outside director of JTower, a portfolio company of DigitalBridge since April 2025. He owns controlling ownership of certain following private companies: Hobart Inc., Capital Z Inc., Future Leadership Platform Inc., and Sustainergy Inc. From 2011 to 2016, he was the President and CEO of LIXIL Group Company, a public company listed on the Tokyo Stock Exchange. Previously, he spent 25 years with General Electric for various Chief Executive Officer roles including for GE Plastics, GE Healthcare Asia, GE Money Asia and GE Asia. He served as outside director for Toshiba Corporation from 2019 to 2021 and Shiseido Co. Ltd. from 2020 to 2022. Mr. Fujimori received a Bachelor of Science in Petroleum Engineering from the University of Tokyo and a Master’s Degree in Business Administration from Carnegie Mellon Graduate School of Business, where he serves as a member of the Board of Trustees. We believe that Mr. Fujimori is qualified to serve as a member of our board of directors due to his education, extensive leadership and director experiences for companies in the technology and manufacturing spaces.

Dr. Juergen Hambrecht

Dr. Juergen Hambrecht has served as a member of our Board since January 2025, and previously served as a member of the board of directors of Legacy Blaize since February 2022. From 2014 to 2020, Dr. Hambrecht served as the Chief Executive Officer and Chairman of the board of directors of BASF SE, a global supplier of chemicals for industries including construction and coatings, automotive, health and nutrition, among others. Since June 2020, Dr. Hambrecht has served as a member of the board of directors for Nyxoah S.A. (NASD: NYXH) and as lead director of the board for AYA Gold & Silver (TSX: AYA.TO). Previously, from 2008 to 2021, he served as member of the board of directors and as a member on the presidential committee of Mercedes-Benz AG, a German multinational automotive company and one of the world’s leading car manufacturers. Dr. Hambrecht received a Ph.D. in Chemistry from the University of Tübingen, Germany. We believe that Dr. Hambrecht is qualified to serve as a member of the Board due to his education and extensive experience as a board member of automotive and materials and supply companies.

George de Urioste

George de Urioste has served as a member of our Board since January 2025. Since August 2023, he has served as a member of the board of directors of Roambee Corporation, and since September 2021, he has served on the board of directors of HeartBeam Inc (NASD: BEAT). Since October 2021, Mr. de Urioste has performed a variety of consulting and advisory services, including Interim Chief Financial Officer of Mozilla Corporation during 2021 and Interim Chief Financial Officer and Interim Chief Operating Officer of Marvell Technologies, Inc (NASD: MRVL) during 2008. From April 2019 to September 2020, he served as the Chief Financial Officer of 4iQ, Inc., a cybersecurity intelligence company. His overall experience includes ten board of director roles, including several audit committee chairman roles and other committee roles. Mr. de Urioste received a Bachelor of Science in Accounting from the University of Southern California and a Master’s Degree in Business Administration, Finance & International Business, from the University of California at Berkeley and is a Certified Public Accountant (inactive). We believe that Mr. de Urioste is qualified to serve as a member of our board of directors due to his education and extensive experience as a CFO and COO at public and private companies, his public accounting experience at Deloitte and extensive experience as a director of companies in the technology industry.

Corporate Governance

Corporate Governance Guidelines, Code of Ethics, and Committee Charters

Our Board has adopted Corporate Governance Guidelines, a Code of Conduct (which we refer to herein as the “Code of Ethics”), and charters for our Audit Committee and Compensation Committee to assist the Board in the exercise of its responsibilities and to serve as a framework for the effective governance of the Company. Our COde of Ethics applies to all of our directors, officers, and employees. You can access our current committee charters, our Corporate Governance Guidelines, and our Code of Ethics in the “Governance” section of the “Investors” page of our website located at www.blaize.com. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Ethics on our website rather than by filing a Current Report on Form 8-K.

Insider Trading Policy and Prohibition on Hedging

The Board has adopted an insider trading policy and procedures, which govern the purchase, sale, and/or other dispositions of our securities by directors, officers, employees and other covered persons that the Company believes are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing requirements of Nasdaq. This policy imposes regular blackout periods during which certain individuals may not transact in the Company’s securities and pre-clearance procedures for transactions by specified individuals, including, among others, the members of the Board and the Company’s executive officers. In addition, this policy prohibits certain transactions that the Company has determined are higher risk or for which there is a heightened appearance of potential improper or inappropriate conduct, including short sales of our securities, options trading in puts, calls or other derivative securities involving the Company’s equity securities, hedging transactions involving the Company’s securities (such as prepaid variable forward contracts, equity swaps, collars and exchange funds, or other transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of the Company’s equity securities), and margin accounts and pledging of our securities. The Board regularly reviews the insider trading policy with management.

Board Composition

Our Board currently consists of seven (7) members: Dinakar Munagala, Lane M. Bess, Tony Cannestra, Edward Frank, Yoshiaki Fujimori, Juergen Hambrecht, and George de Urioste. Article V of our certificate of incorporation currently provides that directors may be removed from office at any time, but only for cause and only by the affirmative vote of the holders of at least two thirds (66 and 2/3%) of the voting power of all of the then outstanding shares of voting stock of the Company entitled to vote at an election of directors.

Board Leadership Structure and Role in Risk Oversight

Our Board is comprised of individuals with extensive experience in finance and accounting, the technology and financial services industries, and public company management. Our bylaws provide that the Board will select the Chair of the Board and the Chief Executive Officer. The Board does not have a policy that requires the separation of these two roles. The Board may separate or combine the roles of the Chair of the Board and Chief Executive Officer when and if it deems it advisable and in the best interests of the Company and its stockholders to do so. Currently, the roles of Chair of the Board and Chief Executive Officer are separated, and our Board has appointed Lane M. Bess to serve as Chair of the Board and Dinakar Munagala to serve as our Chief Executive Officer. Our Board has concluded that our current leadership structure is appropriate at this time. However, our Board will continue to periodically review our leadership structure and may make changes in the future as it deems appropriate. In accordance with those policies and our Corporate Governance Guidelines, the Board and the Board’s committees have an active role in overseeing management of the Company’s risks.
As provided in the Audit Committee Charter, the Audit Committee is responsible for discussing the Company’s policies with respect to risk assessment and risk management, including guidelines and policies to govern the process by which the Company’s exposure to risk is handled, including cybersecurity risks. Relatedly, senior leadership regularly provides updates to the Audit Committee on the status and outcomes of internal audits evaluating security risks posed by our systems, controls, and processes. The Compensation Committee is responsible for overseeing the management of risks relating to the Company’s compensation plans, equity incentive plans and other compensatory arrangements. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board has an active role in overseeing management of the Company’s risks and will be regularly informed through committee reports about such risks, including regularly reviewing information regarding the Company’s credit, liquidity, and operations, as well as the risks associated with each.

Committees of the Board

Our Board has established two standing committees — Audit and Compensation — each of which operates under a written charter that has been approved by our Board. We do not have a nominating and corporate governance committee of the Board. Pursuant to Nasdaq Rule 5605-6(e)(1), the nomination of directors is made, or recommended to the Board, by a majority of our independent directors. We may in the future establish a nominating and corporate governance committee for the nomination of directors.

Audit Committee

Our Audit Committee oversees our corporate accounting and financial reporting process. Our Audit Committee’s responsibilities include, among other things:

•evaluating the performance, independence, compensation, retention, oversight and qualifications of the Company’s independent auditors and determining whether to retain the Company’s existing independent auditors or engage new independent auditors;

•reviewing the Company’s financial reporting processes and disclosure controls;

•reviewing and approving the engagement of the Company’s independent auditors to perform audit services and any permissible non-audit services;

•reviewing the adequacy and effectiveness of our internal control policies and procedures, including reviewing, with the independent auditors, management’s plans with respect to the responsibilities, budget, staffing and effectiveness of the Company’s internal audit function, and reviewing and approving the Company’s head of internal audit (if established);

•reviewing with the independent auditors the annual audit plan, including the scope of audit activities and all critical accounting policies and practices to be used by the Company;

•obtaining and reviewing at least annually, a report by our independent auditors describing the independent auditors’ internal quality-control procedures and any material issues raised by the most recent internal quality-control review, peer review, or any inquiry or investigation by governmental or professional authorities;

•setting clear hiring policies for employees or former employees of our independent auditors;

•monitoring the rotation of partners of the Company’s independent auditors on the Company’s engagement team as required by law;

•at least annually, reviewing relationships that may reasonably be thought to bear on the independence of the committee, receiving and reviewing a letter from the independent auditor affirming their independence, discussing the potential effects of any such relationship, and assessing and otherwise taking the appropriate action to oversee the independence of the Company’s independent auditor;

•reviewing the Company’s annual and quarterly financial statements and reports and discussing the statements and reports with the Company’s independent auditors and management;

•reviewing with the Company’s independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy and effectiveness of the Company’s financial controls and critical accounting policies;

•reviewing with management and our independent auditors any earnings announcements, disclosures and other financial information and guidance;

•establishing procedures for the review, retention and investigation of complaints received by the Company regarding financial controls, accounting, auditing or other matters;

•preparing the report that the SEC requires in the Company’s annual proxy statement;

•reviewing and providing oversight of any related party transactions in accordance with the Company’s related party transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including the Company’s code of business conduct and ethics;

•reviewing and discussing with management risks related to data privacy, technology and information security, including cybersecurity, back-up of information systems, and policies and procedures that the Company has in place to monitor and control such exposures;

•reviewing the Company’s major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented;

•reviewing any analyses prepared by management or the independent auditors setting forth significant financial reporting issues and judgments made in connection with the preparation of the financial statements, including analyses of the effects of alternative GAAP methods on the financial statements;

•reviewing with management and the independent auditors any disagreement between them regarding financial reporting, accounting practices or policies, or other matters, that individually or in the aggregate could be significant to the Company’s financial statements or the independent auditor’s report, reviewing management’s response, and resolving any other conflicts or disagreements regarding financial reporting;

•considering and reviewing with management, the independent auditors, and outside advisors or accountants any correspondence with regulators or governmental agencies and any published reports that raise material issues regarding Blaize’s financial statements or accounting policies;

•reviewing with management, legal and regulatory compliance and any material current, pending or threatened legal matters; and

•reviewing and evaluating on an annual basis the performance of the Audit Committee and the Audit Committee charter.

The Audit Committee charter is available in the “Governance” section of the “Investors” page of our website located at www.blaize.com. The members of the Audit Committee are Mr. de Urioste, Mr. Cannestra, and Dr. Frank. Mr. de Urioste serves as the Chairperson of the committee. Our Board has affirmatively determined that each of Mr. de Urioste, Mr. Cannestra, and Dr. Frank meet the definition of “independent director” for purposes of serving on an audit committee under Rule 10A-3 of the Exchange Act and the Nasdaq rules. In addition, our Board has determined that George de Urioste qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

The Audit Committee met five (5) times in 2025.

Compensation Committee

Our Compensation Committee is responsible for assisting the Board in the discharge of its responsibilities relating to the compensation of our executive officers and non-employee directors. Our Compensation Committee’s responsibilities include, among other things:

•reviewing and approving the corporate goals and objectives that pertain to the Company’s overall compensation strategy and policies;

•reviewing and approving annually the compensation and other terms of employment of the Company’s executive officers and other members of senior management, in the Compensation Committee’s discretion;

•reviewing and approving the type and amount of compensation to be paid or awarded to the Company’s non-employee board members;

•administering the Company’s equity incentive plans and other benefit plans;

•reviewing and approving the terms of any employment agreements, severance arrangements, change in control protections, indemnification agreements and any other material arrangements with the Company’s executive officers and other members of senior management, in the Compensation Committee’s discretion;

•reviewing and discussing with management the Company’s disclosures under the caption “Compensation Discussion and Analysis” in our periodic reports or proxy statements to be filed with the SEC, to the extent such caption is included in any such report or proxy statement;

•preparing an annual report on executive compensation that the SEC requires in the Company’s annual proxy statement;

•reviewing the Company’s practices and policies for employee compensation as related to risk management and risk-taking incentives to determine if such compensation policies and practices are reasonably likely to have a material adverse effect on the Company;

•establishing and monitoring stock ownership guidelines for the Company’s directors and executive officers, if and as determined to be necessary or appropriate;

•providing recommendations to the Board on compensation-related proposals to be considered at the Company’s annual meeting of stockholders;

•reviewing and discussing with management, if appropriate, the independence of and any conflicts of interest raised by the work of a compensation consultant, outside legal counsel, or advisor hired by the compensation committee or management and how such conflict is being addressed for disclosure in the appropriate filing or report;

•annually reviewing and discussing with management our human capital management practices with respect to its employees and, where applicable, independent contractors;

•approving and modifying, as needed, clawback policies allowing us to recoup improper compensation paid to employees; and

•reviewing and evaluating on an annual basis the performance of the Compensation Committee and recommending such changes as deemed necessary with the Board.

Pursuant to the Compensation Committee’s charter, which is available in the “Governance” section of the “Investors” page of our website located at www.blaize.com, the Compensation Committee may, in its sole discretion, retain or obtain advice from compensation consultants, legal counsel or other advisers (independent or otherwise), to assist in carrying out its responsibilities. The members of our Compensation Committee are Dr. Frank, Mr. Cannestra, and Mr. de Urioste. Dr. Frank serves as the Chairperson of the Compensation Committee. Each member of the Compensation Committee qualifies as an independent director under Nasdaq’s heightened independence standards for members of a compensation committee and as a “non-employee director” as defined in Rule 16b-3 of the Exchange Act.

The Compensation Committee met five (5) times in 2025.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of any class of our equity securities, who collectively we generally refer to as insiders, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of the Company’s common stock, par value $0.0001 per share (the “common stock”), and other equity securities of the Company. Based upon a review of reports filed with the SEC, we believe that during the 2025 fiscal year our insiders complied with all applicable filing requirements, except that Dinakar Munagala made a single late filing reporting one transaction.

ITEM 11. EXECUTIVE COMPENSATION

We are currently considered an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures.

This section discusses the material components of the executive compensation program for our “named executive officers”. For the fiscal year ended December 31, 2025, our named executive officers and their positions with us were as follows:

•Dinakar Munagala, Chief Executive Officer
•Harminder Sehmi, Chief Financial Officer

2025 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the fiscal years ended December 31, 2025 and December 31, 2024:

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Total ($)
Dinakar Munagala (2)	2025	$556,058	$22,508,550	$—	$23,064,608
Chief Executive Officer	2024	$595,833	$—	$3,798,428	$4,394,261

Harminder Sehmi (3)	2025	$411,079	$3,449,316	$409,772	$4,270,167
Chief Financial Officer	2024	$424,417	$—	$978,375	$1,402,792

(1) In 2025, the amounts reported in these columns represent the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of the stock awards and, for Mr. Sehmi, stock option awards that were granted to each of our named executive officers. “Stock awards” as presented includes the grant date fair value of earnout shares, which were not granted under the 2025 Incentive Plan, but separately, upon the consummation of the Business Combination. These earnout shares are considered compensation under ASC 718 and were issued at the close of the Business Combination to certain employees as compensation for prior service. Each earnout share represents a contingent right to receive one share of common stock if the trading price of the Company’s common stock exceeds certain thresholds, where one-fourth of the total earn-out shares are earned if the price per share of the Company’s common stock is at least $12.50 per share, $15.00 per share, $17.50 per share, and $20.00 or more per share, for 20 of 30 consecutive trading days post-closing of the Company’s Business Combination. Employees must be employed by the Company when the foregoing market conditions are met in order to receive the earnout share compensation, or they will forfeit the award. Shares forfeited by employees are re-allocated among the pool of remaining eligible employees and treated as a modification of the award under ASC 718, with a fair value calculated using a Monte Carlo simulation at the end of the applicable fiscal quarter of the modification. The thresholds and other requirements must also be met for the additional shares allocated by means of forfeitures by other employees. Earnout shares expire on January 13, 2030 if not earned.

Further, in 2025, the fair value of grants of restricted stock units (“RSUs, each an “RSU”) is based on the closing stock price on the date of the grant, and the fair value of stock options on the date of grant was determined using a Black-Scholes model. RSUs and stock options granted in 2025 were issued under the 2025 Incentive Plan.

(2) Mr. Munagala was initially granted 1,371,303 earnout shares on the date of the Business Combination. The fair value of Employee Earnout Shares was $11.87 per earnout share on the date of the Business Combination, as calculated using a Monte Carlo simulation. Mr. Munagala was subsequently allocated additional earnout shares from employee forfeitures during the fiscal quarters ended March 31, 2025, June 30, 2025, September 30, 2025, and

December 31, 2025 of 287, 869, 1,740, and 2,100 earnout shares, respectively. These additional shares were valued at each quarter-end date using a Monte Carlo simulation with fair values on a per-share basis of $0.90, $1.58, $1.91, and $0.84 for the fiscal quarters ended March 31, 2025, June 30, 2025, September 30, 2025, and December 31, 2025, respectively. On June 24, 2025, Mr. Munagala was issued a grant of 2,421,971 time-based RSUs, with a grant date fair value of $2.57 per share, vesting equally on a quarterly basis over four quarters, commencing December 1, 2027. The grant date fair value of the time-based RSUs was based on the closing stock price on the date of the grant.

(3) Mr. Sehmi was initially granted 212,155 earnout shares on the date of the Business Combination. The fair value of Employee Earnout Shares was $11.87 per earnout share on the date of the Business Combination, as calculated using a Monte Carlo simulation. Mr. Sehmi was subsequently allocated additional earnout shares from employee forfeitures during the fiscal quarters ended March 31, 2025, June 30, 2025, September 30, 2025, and December 31, 2025 of 45, 90, 135, and 56 earnout shares, respectively. These additional shares were valued at each quarter-end date using a Monte Carlo simulation with fair values on a per-share basis of $0.90, $1.58, $1.91, and $0.84 for the fiscal quarters ended March 31, 2025, June 30, 2025, September 30, 2025, and December 31, 2025, respectively. On June 24, 2025, Mr. Sehmi was issued a grant of 362,081 time-based RSUs, with a grant date fair value of $2.57 per share, vesting equally on a quarterly basis over four quarters, commencing December 1, 2027. The grant date fair value of the time-based RSUs was based on the closing stock price on the date of the grant. On September 1, 2025, Mr. Sehmi was granted 200,000 stock options, each representing the right to purchase one share of common stock at $3.57 per share, vesting in eight equal quarterly installments from September 1, 2025. These options had a grant date fair value of $2.04 per share, determined using a Black-Scholes method on the date of grant.

The following table summarizes the foregoing narratives presented above related to the caption of “stock awards” granted to our named executive officers and as presented above in the Summary Compensation Table during 2025:

Named executive officer	Type of stock award	Date of award	Number of shares	Grant date fair value per share ($)	Total ($)
Dinakar Munagala	Earnout (1)	January 13, 2025	1,371,303	$11.87	$16,277,367
	Earnout (2)	March 31, 2025	287	$0.90	$258
	Earnout (2)	June 30, 2025	869	$1.58	$1,373
	Earnout (2)	September 30, 2025	1,740	$1.91	$3,323
	Earnout (2)	December 31, 2025	2,100	$0.84	$1,764
	RSU	June 24, 2025	2,421,971	$2.57	$6,224,465
					$22,508,550

Harminder Sehmi	Earnout (1)	January 13, 2025	212,155	$11.87	$2,518,280
	Earnout (2)	March 31, 2025	45	$0.90	$41
	Earnout (2)	June 30, 2025	90	$1.58	$142
	Earnout (2)	September 30, 2025	135	$1.91	$258
	Earnout (2)	December 31, 2025	56	$0.84	$47
	RSU	June 24, 2025	362,081	$2.57	$930,548
					$3,449,316

(1) Represents the initial earnout award.
(2) Represents quarterly incremental awards due to reallocation resulting from forfeitures by other employees.

In 2024, the named executive officers were granted options to purchase shares of common stock of Legacy Blaize, which were granted under the Blaize, Inc. Amended and Restated 2011 Stock Plan (“2011 Amended Stock Plan”) and converted into options to purchase shares of common stock of Blaize Holdings, Inc.

NARRATIVE TO SUMMARY COMPENSATION TABLE

2025 Salaries

The named executive officers receive a base salary to compensate them for services rendered to the Company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. During 2025, the named executive officers’ annual base salaries were as follows: Mr. Munagala: $600,000 and Mr. Sehmi: $425,000, later increased to $475,000. The Summary Compensation Table above shows the actual base salaries paid to each named executive officer in fiscal year 2025.

Equity Compensation

In connection with the Business Combination, we adopted, and our stockholders approved, a 2025 Incentive Award Plan and an Employee Stock Purchase Plan, each of which became effective upon the closing of the Business Combination, although the Employee Stock Purchase Plan has not yet commenced. No further awards have been or will be granted under the 2011 Amended Stock Plan following the closing of the Business Combination.

Other Elements of Compensation

Retirement Plan

Blaize currently maintains a 401(k) retirement savings plan for its employees, including its named executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. We believe that providing a vehicle for tax-deferred retirement savings though a 401(k) plan adds to the overall desirability of its executive compensation package and further incentivizes our employees, including its named executive officers, in accordance with its compensation policies. Blaize does not provide an employer match for employees deemed to be highly-compensated employees under IRS guidelines, and therefore, neither of our named executive officers received Company matching contributions in respect of their 401(k) contributions.

Employee Benefits and Perquisites

All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including:

•medical, dental and vision benefits and premiums related thereto;
•medical and dependent care flexible spending accounts
•short-term and long-term disability insurance;
•basic life and accidental death and dismemberment insurance; and
•vacations and paid holidays.

We believe these benefits are appropriate and provide a competitive compensation package to our named executive officers. We do not currently, and we did not during 2025, provide material perquisites to any of our named executive officers. All employees of the Company are covered under the above plans on the same basis as our named executive officers.

No Tax Gross-Ups

Blaize does not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by our company.

Employment Agreements

Mr. Munagala

We are party to an offer letter dated June 18, 2018 (the “Munagala Offer Letter,” as amended by the Severance Agreement, as further described below) with Mr. Munagala, pursuant to which Mr. Munagala serves as our Chief Executive Officer. Pursuant to the Munagala Offer Letter, Mr. Munagala is entitled to receive a base salary which, as of January 1, 2025, was $600,000 and is eligible to be considered for annual incentive bonuses. The Munagala Offer Letter provides that Mr. Munagala is eligible to participate in Company-sponsored benefit plans and for paid vacation in accordance with Company policy.

Mr. Munagala is entitled to receive severance payments and benefits in certain circumstances. Such severance payments and benefits are described in more detail below in the section titled “Potential Payments Upon Termination or Change in Control”.

Mr. Sehmi

We are party to a letter dated November 8, 2023 (as amended, the “Sehmi Letter”) with Mr. Sehmi, pursuant to which Mr. Sehmi serves as our Chief Financial Officer. Pursuant to the Sehmi Letter, Mr. Sehmi is entitled to receive a base salary which, as of January 1, 2025, was $425,000. Mr. Sehmi is eligible to participate in Company-sponsored benefit plans and receive paid vacation in accordance with Company policy.

Mr. Sehmi is entitled to receive severance payments and benefits in certain circumstances. Such severance payments and benefits are described in more detail below in the section titled “Potential Payments Upon Termination or Change in Control”.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the number of shares of common stock underlying outstanding equity-based awards for each named executive officer as of December 31, 2025:

		Option awards				Stock awards
Name	Option conversion date, grant date, or date of ending balance of earnout shares (1)	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units, or other rights that have not vested (#)	Equity incentive plan awards: market value of unearned shares, units, or other rights that have not vested ($)
Dinakar Munagala	1/13/2025 (2)	176,503		$14.62	11/12/2028
	1/13/2025 (2)	114,650		$1.29	3/15/2027
	1/13/2025 (3)	3,112,760	1,037,587	$0.57	9/18/2033
	1/13/2025 (4)	2,717,730	3,037,462	$1.18	10/23/2034
	6/24/2025 (5)					2,421,971	$4,722,843
	12/31/2025 (6)							1,376,229	$22,363,721

Harminder Sehmi	1/13/2025 (7)	29,436		$14.62	10/17/2029
	1/13/2025 (8)	580,677	193,559	$0.57	9/18/2033
	1/13/2025 (9)	407,488	455,427	$1.18	10/23/2034
	9/1/2025 (10)	75,000	125,000	$3.57	8/31/2035
	6/24/2025 (11)					362,081	$706,058
	12/31/2025 (12)							212,481	$3,452,816

(1) All stock options dated January 13, 2025 were granted prior to the Business Combination date and were converted on January 13, 2025 into the right to receive stock options of the Company as set forth in the Merger Agreement. The stock options presented dated January 13, 2025 have been converted using an exchange ratio applied at the time of the Business Combination. Stock options issued after the date of the Business Combination are presented as of the date of grant. RSUs are presented as of the date of grant. Earnout shares are presented as of the balance of the earnout shares as of December 31, 2025, inclusive of initial grants and incremental additional earnout shares allocated.
(2) This stock option is fully vested and exercisable.
(3) This stock option vests in 36 substantially equal monthly installments beginning on October 19, 2023.
(4) This stock option vested as to one third of the underlying shares on July 1, 2025, and thereafter in 24 equal monthly installments.

(5) Market value is calculated based on the closing price for our common stock on December 31, 2025, which was $1.95 per share. This RSU award vests equally on a quarterly basis over four quarters, commencing December 1, 2027.
(6) Assumes full achievement of all earnout shares outstanding as of December 31, 2025, of which one-fourth of each of the total are earned if the price per share of the Company’s common stock is at least $12.50 per share, $15.00 per share, $17.50 per share, and $20.00 or more per share, for 20 of 30 consecutive trading days post-closing of the Company’s Business Combination. If not earned, the earnout shares expire on January 13, 2030.
(7) This stock option is fully vested and exercisable.
(8) This stock option vests in 36 substantially equal monthly installments beginning on October 19, 2023.
(9) This stock option vested as to one third of the underlying shares on July 1, 2025, and thereafter in 24 equal monthly installments.
(10) This stock option vests in eight substantially equal quarterly installments beginning on December 1, 2025.
(11) Market value is calculated based on the closing price for our common stock on December 31, 2025, which was $1.95 per share. This RSU award vests equally on a quarterly basis over four quarters, commencing December 1, 2027.
(12) Assumes full achievement of all earnout shares outstanding as of December 31, 2025, of which one-fourth of each of the total are earned if the price per share of the Company’s common stock is at least $12.50 per share, $15.00 per share, $17.50 per share, and $20.00 or more per share, for 20 of 30 consecutive trading days post-closing of the Company’s Business Combination. If not earned, the earnout shares expire on January 13, 2030.

Potential Payments Upon Termination or Change in Control

On November 5, 2025, the Board of Directors approved various agreements (each a “Severance Agreement”) with its executive officers and certain key employees (each an “Executive”) in the event of an involuntary termination of their employment under certain circumstances, including a termination in connection with a change in control. “Change in control” is defined in the Company’s 2025 Incentive Award Plan. A resignation is for “good reason” if the Company materially reduces the Executive’s responsibilities or base pay or relocates the Executive without the Executive’s consent. All payments and benefits provided for under a Severance Agreement are conditioned upon the Executive signing and not revoking a release (except in the case of death) and continuing to comply with the terms of the release and any restrictive covenants to which the Executive is a party.

Mr. Munagala

Mr. Munagala’s Severance Agreement has a term of four years and renews automatically for successive one-year terms unless a notice of non-renewal is provided by him or the Company. Upon an involuntary termination by the Company without cause and not in connection with a Change in Control, or by Mr. Munagala for good reason, the Severance Agreement provides that Mr. Munagala will be eligible to receive a lump sum severance payment equal to twelve months of his annual base salary, Company-paid medical (including dental and vision) continuation benefits for him personally and payment of 75% of the premiums for his dependents, and accelerated vesting of time-based equity awards that otherwise would have vested within twelve months of the termination. For any equity awards that are performance-based, a pro-rata portion (based on the number of months of service from the grant date) of the award will vest assuming target level of performance. In addition, any vested stock options will remain outstanding and exercisable for twelve months following termination.

If Mr. Munagala’s employment with the Company is terminated by the Company due to death, disability, or involuntarily without cause due to a Change in Control (during the period starting three months prior to a Change in Control and ending twelve months following a Change in Control), Mr. Munagala will be eligible to receive a lump sum severance payment equal to eighteen months of his annual base salary as in effect immediately prior to the Change in Control (or, if greater, immediately prior to his termination of employment), and a lump sum payment equal to a pro-rata portion of his target incentive bonus for the fiscal year in which his termination of employment occurs. Additionally, Mr. Munagala will be eligible for the same medical benefits and extended stock option exercise period as described above. Finally, 100% of Mr. Munagala’s equity awards will immediately vest as of the date of termination, with performance-based equity awards vesting at a deemed target level performance; however, the Company’s Compensation Committee of the Board may determine that vesting should be deemed at a higher level, including based on actual performance.

Mr. Sehmi

Mr. Sehmi’s Severance Agreement has a term of four years, and renews automatically for successive one-year terms unless a notice of non-renewal is provided by him or the Company. Upon an involuntary termination by the Company without cause and not in connection with a Change in Control, the Severance Agreement provides that Mr. Sehmi will be eligible to receive a lump sum severance payment equal to twelve months of his annual base salary, Company-paid medical (including dental and vision) continuation benefits for him personally and payment of 75% of the premiums for his dependents, and accelerated vesting of 50% of the time-based equity awards that otherwise would have vested within twelve months of the termination. For any equity awards that are performance-based, a pro-rata portion (based on the number of months of service from the grant date) of the award will vest assuming target level of performance. In addition, any vested stock options will remain outstanding and exercisable for twelve months following termination.

If Mr. Sehmi’s employment with the Company is terminated by him for good reason, death, disability, or by the Company involuntarily without cause in connection with a Change in Control (during the period starting three months prior to a Change in Control and ending twelve months following a Change in Control), Mr. Sehmi will be eligible to receive a lump sum severance payment equal to twelve months of his annual base salary as in effect immediately prior to the Change in Control (or if greater, immediately prior to his termination of employment), and a lump sum payment equal to a pro-rata portion of his target incentive bonus for the fiscal year in which his termination of employment occurs. Additionally, Mr. Sehmi will be eligible for the same medical benefits and extended stock option exercise period as provided for above. Finally, 100% of Mr. Sehmi’s equity awards will immediately vest as of the date of termination, with performance-based equity awards vesting at a deemed target level performance; however, the Company’s Compensation Committee of the Board may determine that vesting should be deemed at a higher level, including based on actual performance.

Director Compensation

The Company maintains a director compensation program for its non-employee directors (the “Director Compensation Program”) that is designed to provide competitive compensation necessary to attract and retain high quality non-employee directors. The Director Compensation Program provides for the following:

Cash Compensation

•Annual Retainer: $80,000
•Additional Annual Retainer for Non-Executive Chair: $40,000
•Annual Committee Chair Retainers:
◦Audit Committee: $24,000
◦Compensation Committee: $20,000
•Annual Non-Chair Committee Member Retainers:
◦Audit Committee: $16,000
◦Compensation Committee: $14,000

Annual cash retainers will be paid in quarterly installments in arrears and will be pro-rated for any partial calendar quarter of service.

Equity Compensation

Initial Awards. Under the Director Compensation Program, each non-employee director who was initially elected or appointed to serve on the Board following the closing of the Business Combination was granted an award of RSUs with the number of RSUs subject to each initial award determined by dividing (i) $600,000 by (ii) the average closing trading price of the Company’s common stock over the 20 consecutive trading days ending with the trading day immediately preceding the applicable grant date, rounded down to the nearest whole RSU, which will vest with respect to one-third of the restricted stock units subject thereto on each of the first three anniversaries of the applicable grant date, subject to the director’s continued service on the Board through the applicable vesting date.

Annual Awards. Under the Director Compensation Program, each non-employee director who is serving on the Board as of the date of each annual meeting of the Company’s stockholders following the closing of the Business Combination will be granted, on such annual meeting date, an award of RSUs with a with the number of RSUs subject to each annual award determined by dividing (i) $200,000 by (ii) the average closing trading price of the Company’s common stock over the 20 consecutive trading days ending with the trading day immediately preceding the applicable grant date, rounded down to the nearest whole RSU, which will vest in full on the earlier to occur of (i) the one-year anniversary of the applicable grant date and (ii) the date of the next annual meeting following the grant date, subject to the director’s continued service on the Board through the applicable vesting date.

In addition, each equity award granted under the Director Compensation Program will vest in full upon a change in control of the Company (as defined in the 2025 Incentive Award Plan, or any similar term as defined in the then-applicable plan) if the non-employee director will not become a member of the Board or the board of directors of the Company’s successor (or any parent thereof) following such change in control.

Compensation under the Director Compensation Program is subject to the annual limits on non-employee director compensation set forth in the 2025 Incentive Award Plan (or any successor plan).

The following table sets forth information regarding compensation earned by our non-employee directors for their Board service during the year ended December 31, 2025:

Name	Fees earned or paid in cash ($)	Stock awards (1) ($)	Total ($)
Lane M. Bess	$120,000	$15,365,884	$15,485,884
Anthony Cannestra	$110,000	$1,885,564	$1,995,564
Edward Frank	$156,000	$1,882,739	$2,038,739
Yoshiaki Fujimori	$80,000	$450,526	$530,526
Juergen Hambrecht	$80,000	$1,882,739	$1,962,739
George de Urioste	$118,000	$450,526	$568,526

(1) The amounts reported in this column represent the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of RSUs granted to certain of our non-employee directors and the grant date fair value of earnout shares, as further described below. The grant date fair value of RSUs for each participant was: Mr. Bess $474,565, Mr. Cannestra $802,581, Dr. Frank $802,581, Mr. Fujimori $450,526, Mr. Hambrecht $802,581, and Mr. de Urioste $450,526. The number of earnout shares issued at the consummation of the Business Combination is as presented in the table below, with a grant date fair value of $11.87 per earnout share.

The table below shows the aggregate numbers of option awards (exercisable and unexercisable), RSUs, and earnout shares held as of December 31, 2025, by each non-employee director who served during 2025:

Name	Options outstanding as of fiscal year end (#) (1)	RSUs outstanding as of fiscal year end (#)	Earnout shares outstanding as of fiscal year end (#) (2)
Lane M. Bess (3)	372,613	159,250	1,254,534
Anthony Cannestra	930,369	287,758	91,327
Edward Frank	709,376	287,758	90,999
Yoshiaki Fujimori	—	169,620	—
Juergen Hambrecht	709,376	287,758	90,999
George de Urioste	—	169,620	—

(1) Options were granted prior to the close of the Business Combination and have been adjusted to reflect the adjustments made at the Business Combination for an exchange ratio applied at that time to all outstanding options and RSUs.

(2) These earnout shares are considered compensation under ASC 718, although they were not issued under the Director Compensation Program as direct compensation for service on the board of directors, but rather were issued at the close of the Business Combination to members of the board of directors who were serving at the close of the Business Combination as compensation for prior service. Each earnout share represents a contingent right to receive one share of common stock if the trading price of the Company’s common stock exceeds certain thresholds for 20 of 30 consecutive trading days post-closing of the Company’s Business Combination. Directors not serving as a board member when the foregoing market conditions are met will forfeit the award.

(2) Mr. Bess’s earnout shares include 1,207,193 earnout shares that are held by Bess Ventures & Advisory, LLC.

Compensation Committee Interlocks and Insider Participation

During 2025, Dr. Frank, Mr. Cannestra, and Mr. de Urioste served on the Compensation Committee. None of the members of our Compensation Committee is or has been an officer or employee of the Company. None of our executive officers currently serves, or in the past year has served, as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board) or director of any entity that has one or more executive officers serving on our Compensation Committee or the Board. There were no Compensation Committee interlocks or insider participation in compensation decisions that are required to be disclosed in this Amendment. None of the members of the Compensation Committee had any relationship requiring disclosure under Item 404 of Regulation S-K.

Policies and Practices for Granting Certain Equity Awards

The Compensation Committee and senior management monitor the Company’s equity grant practices to evaluate whether such policies comply with governing regulations and are consistent with good corporate practices. When making regular annual equity grants, including stock options, the Compensation Committee’s practice is to approve them at its meeting each year following the filing of the Company’s Form 10-K for the last fiscal year, as part of the annual compensation review. In addition, the Compensation Committee may make grants at other times during the year for new hires or for other reasons, including for job promotions and retention purposes. Given the Compensation Committee’s regular meeting schedule, the proximity of any awards to other significant corporate events is coincidental. We do not time our equity awards to take advantage of the release of earnings or other major announcements by us or market conditions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, based on filings with the SEC and information that has been provided to the Company, regarding the beneficial ownership of our voting common stock, as of April 13, 2026, by:

•each person who is known to be the beneficial owner of more than 5% of our voting shares;
•each of our named executive officers and directors; and
•all of our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she, or they possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days, provided that any person who acquires any such right with the purpose or effect of changing or influencing the control of the issuer, or in connection with or as a participant in any transaction having such purpose or effect, immediately upon such acquisition shall be deemed to be the beneficial owner of the securities which may be acquired through the exercise of such right. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities.

Percentage ownership of our voting securities is based on 122,797,927 shares of our common stock issued and outstanding as of the close of business on April 13, 2026.

Unless otherwise indicated below, the business address of each beneficial owner listed below is 4659 Golden Foothill Parkway, Suite 206, El Dorado Hills, CA 95762. We believe, based on information provided to us, that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner(s)	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
5% or greater stockholders:
Ava Investors SA (1)	11,737,254	9.6%
Bess Ventures and Advisory, LLC (2)	11,115,675	9.1%
Funds affiliated with DENSO (3)	9,195,111	7.5%
Non-Employee Directors:
Lane M. Bess (2)	11,115,675	9.1%
Anthony Cannestra (4)	880,369	*
Edward Frank (5)	636,258	*
Yoshiaki Fujimori	—	*
Juergen Hambrecht (6)	636,258	*
George de Urioste	—	*
Named Executive Officers:
Dinakar Munagala (7)	8,208,701	6.7%
Harminder Sehmi (8)	1,343,953	1.1%
All current executive officers and directors as a group (10 individuals)	22,898,712	18.6%

* Less than 1%

(1) Consists of 11,737,254 shares of common stock held by Ava Private Markets Sarl (“Ava Private Markets”) and affiliates. Ava Investors SA is the investment manager of Ava Private Markets and exercises investment power with respect to the securities held by Ava Private Markets. Raphaelle Mahieu and Benjamin Hazan may be deemed to exercise investment power with respect to the securities. Each of the persons above disclaims any beneficial ownership of the securities, except to the extent of any pecuniary interest therein. The address of each of the persons above is c/o Ava Investors SA, Rue du Rhône 78, 1204 Geneva, Switzerland.

(2) Consists of (a) 10,446,783 shares of common stock held or beneficially owned by Bess Ventures and Advisory LLC (“Bess Ventures”), (b) 389,968 shares of common stock held by the Destin Huang Irrevocable Trust Dated October 19, 2021 (the “Trust”) and (c) 278,924 shares of common stock underlying options exercisable within 60 days of April 13, 2026. Lane M. Bess is the (i) managing member and owner of Bess Ventures and (ii) the Investment Fiduciary of the Trust. Lane M. Bess may be deemed to be the beneficial owner of the shares of Common Stock beneficially owned by Bess Ventures and the Trust. The address of Bess Ventures is c/o Lane M. Bess, 1928 Sunset Harbor Drive, Miami Beach, FL 33139. The address of the Trust is 255 Alhambra Circle, Ste 333, Coral Gables, FL 33134.

(3) Consists of (a) 4,673,746 shares of common stock held by DENSO Corporation and (b) 4,521,365 shares of common stock held by DENSO International America, Inc. DENSO International America Inc. is a direct wholly owned subsidiary of DENSO Corporation, and therefore, investment or voting power regarding shares held by DENSO International America Inc. is made by DENSO Corporation. In such capacity, DENSO Corporation may be deemed to have voting and investment power over the shares held by DENSO International America Inc. as well as shares held directly by DENSO Corporation. Investment and voting decisions regarding such shares are made by the board of directors of DENSO Corporation upon a recommendation by management, acting by majority vote and, as a result, no individual member of the board of directors acting alone has the ability to exercise investment or voting power regarding such shares. The membership of the board of directors is subject to change from time to time. The board of directors currently consists of Koji Arima, Shinnosuke Hayashi, Yasushi Matsui, Yasuhiko Yamazaki, Akio Toyoda, Shigeki Kushida, Yuko Mitsuya and Joseph P. Schmelzeis, Jr. Each of the members of the board of directors of DENSO Corporation disclaims beneficial ownership of such shares. The address of each of DENSO International America, Inc. and DENSO Corporation is 24777 Denso Dr, Southfield, MI 48033 and 1Chome-1 Showacho, Kariya, Aichi 448-0029, Japan, respectively.

(4) Consists of 880,369 shares of common stock underlying options exercisable within 60 days of April 13, 2026.

(5) Consists of 636,258 shares of common stock underlying options exercisable within 60 days of April 13, 2026.

(6) Consists of 636,258 shares of common stock underlying options exercisable within 60 days of April 13, 2026.

(7) Consists of (a) 551,422 shares of common stock held directly by Mr. Munagala and (b) 7,657,279 shares of Common Stock underlying options exercisable within 60 days of April 13, 2026.

(8) Consists of 1,343,953 shares of common stock underlying options exercisable within 60 days of April 13, 2026.

Equity Compensation Plan Information

We maintain the 2025 Incentive Plan, pursuant to which we may grant awards of (i) incentive and non-qualified stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance awards, or (vi) other stock-based awards.

Prior to the Business Combination, the Company granted awards under the 2011 Amended Stock Plan. Following the effectiveness of the 2025 Incentive Plan, the Company ceased making grants under the 2011 Amended Stock Plan, and all remaining unissued shares were retired. However, the 2011 Amended Stock Plan continues to govern the terms and conditions of the outstanding awards granted under it. Awards granted under the 2011 Amended Stock Plan that have subsequently been forfeited are cancelled and are no longer available for issuance.

The following table provides certain information about the Company’s equity compensation plans as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (1)	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (2)
Equity compensation plans previously approved by security holders	17,279,846	$1.45	20,808,089
Equity compensation plans not approved by security holders (3)	—	$—	6,970,080
Total	17,279,846	$1.45	27,778,169

(1) Includes securities to be issued upon the exercise of outstanding options. Options were granted under both the 2011 Amended Stock Plan and the 2025 Incentive Plan.

(2) Represents 20,808,089 shares available for future issuance under the 2025 Incentive Plan, excluding 1,618,456 stock options granted under the 2025 Incentive Plan reflected in the first column. No securities remain available for future issuance under the 2011 Amended Stock Plan, as all remaining unissued shares of this plan were retired.

(3) The Company granted certain earnout shares to employees and non-employee directors (“Employee Earnout Shares”) as part of the Business Combination. These Employee Earnout Shares are accounted for under ASC 718.

Company employees entitled to receive Employee Earnout Shares are required to provide service through the date the target is achieved and if an employee departs, the forfeited Employee Earnout Shares are reallocated to Legacy Blaize shareholders and the remaining pool of equity award holders who received the right to the Earnout Shares on the Business Combination date. Should the market conditions underlying the earnout shares be achieved, the Employee Earnout Shares would be registered on Form S-8 prior to issuance of the shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Person Transactions

The Company has adopted a formal written policy (the “Related Person Transaction Policy”) providing that the Company’s officers, directors, nominees for election as directors, beneficial owners of more than 5% of any class of the Company’s capital stock, any member of the immediate family of any of the foregoing persons and any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest, are not permitted to enter into a related party transaction with the Company without the approval of the Audit Committee, subject to certain exceptions.

The Related Person Transaction Policy sets forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions as set forth in Related Person Transaction Policy, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest. In reviewing and approving any such transactions, the disinterested members of the Audit Committee are tasked to consider all relevant facts and circumstances, including but not limited to, whether the transaction was undertaken in the ordinary course of business of the Company, the business purpose for entering into a transaction with a related person versus an unrelated third party and whether the transaction with the related person is entered into on terms no less favorable to the Company than the terms that could have been reached with an unrelated party.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. Subject to the terms of such indemnification agreements, we are required to indemnify each of our directors and executive officers, to the fullest extent permitted by applicable law, if the basis of the indemnitee’s involvement was by reason of the fact that the indemnitee is or was our director or officer or was serving at our request in an official capacity for us or another entity. We must indemnify our directors and executive officers against certain reasonable costs, fees and expenses, including all other disbursements, obligations or expenses of the types customarily incurred in connection with prosecuting, defending, preparing to prosecute or defend, investigating, being or preparing to be witness in, in any threatened, pending or completed action, suit, claim, counterclaim, cross claim, arbitration, mediation, alternate dispute resolution mechanism, investigation, inquiry, administrative hearing or any other actual, threatened or completed proceeding. The indemnification agreements also require us to advance, to the extent not prohibited by law, certain costs, fees and expenses that such director or executive officer incurred in connection with covered proceedings, provided that such person will return any such advance if it is ultimately determined that such person is not entitled to indemnification by us.

Transactions with affiliates of the Company

Transactions with the Sponsor and its affiliates

Sales Partner Referral Agreement

On June 30, 2025, the Company entered into a Sales Partner Referral Agreement (the “Referral Agreement”) with Burkhan LLC (the “Sales Partner”), an affiliate of the Sponsor. Any sales commission under this agreement is payable in cash, or, partially, at the Company’s discretion, in shares of the Company’s common stock. The commission is payable to Burtech Systems Tech (“BST”) once the Company receives cash from any such sales.

During the year ended December 31, 2025, the Company recognized $3.0 million in revenue from the Referral Agreement, which was receivable and unpaid at that date, inclusive of sales commissions of $0.3 million, which was reported as a reduction of revenue. Subsequent to December 31, 2025 and prior to April 13, 2026, BST paid the Company in full, and the Company released the sales commission payable, electing full cash payment for the sales commission.

Earnout shares to Sponsor

Certain earnout shares were issued to an affiliate of the Sponsor at the time of the Merger. These earnout shares are classified as a liability under ASC 480 — “Distinguishing Liabilities from Equity”. The fair value of these earnout shares as of December 31, 2025 was $2.2 million. The fair value of these earnout shares is calculated using a Monte Carlo simulation at the end of each quarterly reporting period.

Working capital loan

Immediately prior to the consummation of the Merger, the Company issued an unsecured promissory note to the Sponsor, pursuant to which it borrowed $1.5 million for general corporate purposes. This loan was outstanding as of December 31, 2025. Repayment has been previously demanded by the Sponsor.

Advances

Immediately prior to the consummation of the Merger, the Sponsor provided the Company with certain working capital advances, which are non-interest bearing and payable on demand, in the amount of $2.9 million. These advances were outstanding as of December 31, 2025. Repayment has been previously demanded by the Sponsor.

Accounts payable - related party

Immediately prior to the consummation of the Merger, the Company owed management fees in the amount of $180,000 to the Sponsor, which were outstanding as of December 31, 2025.

Shareholder note receivable

Immediately prior to the consummation of the Merger, the Sponsor issued a secured promissory note and pledge agreement (the “shareholder note receivable”) to the Company, which will decrease when the Sponsor pays for transaction costs that the Company assumed from the Sponsor during the Merger. The shareholder note receivable is secured by collateral of 2,000,000 shares of the Company’s common stock owned by the Sponsor. As of December 31, 2025, the outstanding principal of the shareholder note receivable was $8.6 million. The Company has previously demanded payment.

Transactions with other related parties

During 2025, the Company paid cash for marketing services of $204,500 provided in the prior year to a company owned by a direct family member of Mr. Bess.

A relative of Mr. Munagala is employed by the Company, with a total compensation of $168,298 during the year ended December 31, 2025. Total compensation primarily includes salary and also an immaterial expense for RSUs, with the fair value of the RSUs as determined on the date of grant.

Bess Ventures Secured Promissory Notes and Related Transactions

Bess Ventures and Advisory, LLC (“Bess Ventures”), which holds more than 5% of the Company’s outstanding capital stock and is affiliated with a member of the Company’s board of directors, Lane Bess, is a party to the Promissory Note Agreement, dated as of January 19, 2024 (the “Bess 2024 Note”), pursuant to which the Sponsor, which currently holds more than 5% of the Company’s outstanding capital stock, has borrowed an aggregate principal amount of $13,000,000 from Bess Ventures in exchange for 500,000 shares of Class A Stock to be transferred upon the later of the consummation of the Business Combination or expiration or waiver of the post-closing lock up restrictions to permit such transfer. The Bess 2024 Note bore simple interest at a rate of ten percent (10%) and was payable on the earlier of (i) March 31, 2024 or (ii) the first business day following the date upon which the Sponsor has received from and after January 1, 2024 aggregate net proceeds from its investors in an amount of $25,000,000. Following the due date of March 31, 2024, interest at the default rate of fifteen percent (15%) began to accrue on the principal and unpaid interest obligations, and an additional 500,000 shares of Class A Stock are to be transferred to Bess Ventures. As of January 13, 2025, the aggregate amount outstanding under the Bess 2024 Note is approximately $14.8 million, and no payments or interest or principal on the loan have been paid. The obligations due under the Bess 2024 Note are secured by the Security Agreement, dated as of January 19, 2024 (the “Bess Security Agreement”), pursuant to which the Sponsor has granted a security interest in all of Sponsor’s right, title and interest in and to the personal property and assets, whether now owned or hereafter acquired, set forth in Exhibit A thereto, including (i) Sponsor’s interest in Legacy Blaize’s Pay-to-Play Convertible Notes (the “P2P Notes”), pursuant to that certain Amended and Restated Note Purchase Agreement dated April 22, 2024, among Legacy Blaize and certain investors (as amended and/or restated from time to time, the “Note Purchase Agreement”), in an aggregate principal amount up to $13.0 million, (ii) any securities issued upon the conversion thereof, (iii) all of Sponsor’s rights, title and interests under the Note Purchase Agreement and all other financing statements, agreements, instruments and documents granting, perfecting or protecting a security interest in Legacy Blaize’s assets to secure the P2P Notes and (iv) all proceeds of each of the foregoing.

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

On January 2, 2025, Bess Ventures and the Sponsor entered into several related transactions including (i) a second forbearance agreement (the “Second Forbearance Agreement”), in connection with which Bess Ventures agreed to extend the forbearance period with respect to the Bess 2024 Note to February 5, 2025 in exchange for certain additional collateral including the pledge by the Sponsor of 3.0 million Class A Stock (representing the 1.0 million shares required to be transferred to Bess Ventures under the Bess 2024 Note and 2.0 million other shares pledged as collateral under the Security Agreement (as defined below)), and (ii) that certain Promissory Note, pursuant to which Bess Ventures loaned $12.0 million to the Sponsor which loan is interest free prior to its maturity on February 20, 2025 and includes the obligation to transfer 500,000 shares of Class A Stock to Bess Ventures (the “Bess 2025 Note”). The obligations due under the Bess 2025 Note are secured by the Security Agreement, dated as of January 2, 2025, pursuant to which the Sponsor has granted a security interest in all of Sponsor’s right, title and interest in and to the personal property and assets, whether now owned or hereafter acquired, set forth in Exhibit A thereto, including 2.5 million shares in Class A Stock (representing the 500,000 shares required to be transferred to Bess Ventures under the Bess 2025 Note and 2 million other shares pledged as collateral) and all proceeds thereof. As consideration for the Second Forbearance Agreement and the Bess 2025 Note, pursuant to that certain Guaranty, Pledge and Repayment Agreement, dated as of January 2, 2025, Burkhan LLC has further guaranteed the Sponsor’s obligations with respect to the Bess 2024 Note and Bess 2025 Note and pledged as security for such obligations, 2.0 million shares of Class A Stock. As of April 30, 2026, the forbearance period under the Second Forbearance Agreement has expired and the Sponsor is under default under the Bess 2025 Note.

Director Independence

The listing standards of the Nasdaq Stock Market LLC (“Nasdaq”) require that a majority of our Board be independent. Our Board has determined that all of our directors, other than Dinakar Munagala and Lane M. Bess, are considered “independent directors” as defined under the listing requirements and rules of Nasdaq and the applicable rules of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In making this determination, our Board considered the current and prior relationships that each director has with Blaize and all other facts and circumstances that our Board deemed relevant in determining their independence, including beneficial ownership of our common stock, and the transactions involving them.

We do not have a nominating and corporate governance committee of the Board. Pursuant to Nasdaq Rule 5605-6(e)(1), the nomination of directors is made, or recommended to the Board, by a majority of our independent directors. We may in the future establish a nominating and corporate governance committee for the nomination of directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees of UHY LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

Fee category	2025	2024
Audit fees (1)	$1,363,000	$1,268,000
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees	—	—
Total fees	$1,363,000	$1,268,000

(1) Audit fees consist of fees for the audit of our consolidated financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.
(2) Audit-related fees consist of other audit and attest services not required by statute or regulation.
(3) Tax fees consist of fees for tax-related services, including tax compliance and tax advice related to transactions.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The Pre-Approval Policy provides that we will not engage UHY LLP to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the Audit Committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by UHY LLP has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the Audit Committee or by a designated member of the Audit Committee to whom the committee has delegated the authority to grant pre-approvals. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor should necessarily be determinative. The Audit Committee periodically reviews and generally pre-approves any services (and related fee levels or budgeted amounts) that may be provided by UHY LLP without first obtaining specific pre-approvals from the Audit Committee or the Chair of the Audit Committee. The Audit Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Index to financial statements and supplementary data filed as part of this Annual Report on Form 10-K:

No financial statement or supplemental data are filed with this Amendment on Form 10-K/A.

(2) Financial Statement Schedules:

No financial statement schedules are filed with this Amendment on Form 10-K/A.

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
3.2
Certificate of Designations of Series A Junior Participating Preferred Stock of the Company, filed with the Secretary of State of the State of Delaware on April 22, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 22, 2026)

3.3		Amended and Restated Bylaws of Blaize Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed January 17, 2025)
4.1	*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
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
4.9
Rights Agreement, dated as of April 22, 2026, between the Company and Continental Stock Transfer & Trust Company, which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 22, 2026)

10.1
Letter Agreement, dated December 10, 2021, by and among the Company, its officers and directors, the Sponsor and certain other stockholders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 16, 2021)

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

10.18	∓ † +	Offer Letter, dated as of July 27, 2019, by and between ThinCI, Inc. and Harminder Sehmi
10.19	† +	Amendment to Offer Letter, dated as of November 8, 2023, by and between ThinCI, Inc. and Harminder Sehmi
10.20		Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 31, 2024)
10.21		Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2025)
10.22
Letter Agreement, dated as of January 13, 2025, by and among BurTech, Merger Sub, Blaize and Burkhan BurTech LP LLC and Blaize (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on January 17, 2025)

10.23
Registration Rights Agreement, dated as of November 10, 2025, by and among the Company, Polar Long/Short Master Fund and Polar Multi-Strategy Master Fund (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2025)

10.24
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

10.26
Common Stock Purchase Agreement, dated July 14, 2025, by and between the Company and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 15, 2025)

10.27
Securities Purchase Agreement, dated as of November 10, 2025, by and among the Company, Polar Long/Short Master Fund and Polar Multi-Strategy Master Fund (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2025)

10.28
Stockholder Lock-Up Agreement, dated as of January 13, 2025, by and among the Company and certain stockholders of Legacy Blaize named therein (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on January 17, 2025)

10.29
Noteholder Lock-Up Agreement, dated as of January 13, 2025, by and among the Company and certain securityholders of Legacy Blaize named therein (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on January 17, 2025)

10.30
Sales Partner Referral Agreement, dated as of June 30, 2025, by and between the Company and Burkhan LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2025)

14.1	*	Code of Business Ethics and Conduct of Blaize Holdings, Inc.
19.1	*	Blaize Holdings Inc. Insider Trading Policy
21.1	*	List of Subsidiaries of Blaize Holdings, Inc.
23.1	*	Consent of UHY LLP, Independent Registered Public Accounting Firm
31.1	+	Chief Executive Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	+	Chief Financial Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	**	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	**	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
97.1	*	Blaize Holdings. Inc. Policy for Recovery of Erroneously Awarded Compensation

Exhibit No.	Description
101.Def	Definition Linkbase Document
101.Pre	Presentation Linkbase Document
101.Lab	Labels Linkbase Document
101.Cal	Calculation Linkbase Document
101.Sch	Schema Document
101.Ins	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104	Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101)

+    Filed herewith.
*    Previously filed in Original Filing.
**    Previously furnished in Original Filing and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
†     This document has been identified as a management contract or compensatory plan or arrangement
∓    Portions of this exhibit are redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2026
Blaize Holdings, Inc.

By: /s/ Dinakar Munagala
Dinakar Munagala
Chief Executive Officer