Form 10-Q
period 2026-03-31
Blaize Holdings, Inc.
filed 2026-05-14
CIK 1871638

—————————————————————————————————————————————
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————————
FORM 10-Q
—————————————————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 001-41139
—————————————————————————
Blaize Holdings, Inc.
(Exact name of registrant as specified in its charter)
—————————————————————————

Delaware	86-2708752
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4659 Golden Foothill Parkway, Suite 206 El Dorado Hills, CA	95762
(Address of Principal Executive Offices)	(Zip Code)
(916) 347-0050
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	BZAI	The Nasdaq Stock Market
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	BZAIW	The Nasdaq Stock Market
Series A Junior Participating Preferred Stock, par value $0.0001 per share		The Nasdaq Stock Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                 ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).             Yes ☐ No ☒
As of May 14, 2026, there were 142,299,461 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.
—————————————————————————————————————————————

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Blaize Holdings, Inc. (the “Company,” “we,” “our,” or “us”) contains forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “target,” “seek” or the negative or plural of these words, or other similar expressions that are predictions or indicate future events or prospects, although not all forward-looking statements contain these words. Forward-looking statements are predictions, projections, and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. Many factors could cause actual future events to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q, including but not limited to, changes in domestic and foreign business, market, financial, political and legal conditions; risks related to the Business Combination, as defined in the Glossary of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report on Form 10-K” or “Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 24, 2026, including that the expected benefits of the Business Combination are not obtained, whether due to competition, the ability of the combined company to grow and manage growth profitably, maintain relationships with customers and suppliers and retain its management and key employees, among other things, and that the Business Combination disrupts current plans and operations of the Company; the ability to meet the applicable stock exchange listing standards from time to time; changes in applicable law or regulations; changes in global and U.S. economic conditions, including impacts from geopolitical conflicts, recession, inflation, changes in trade policies (including tariffs and other trade measures) of the United States and other countries, interest rate fluctuations, and financial market conditions; prolonged or recurring U.S. federal government shutdowns; the outcome of any legal proceedings that may be instituted against the Company or may involve the Company; the effects of competition on the Company’s future business; the ability of the combined company to issue equity or equity-linked securities or obtain debt financing on favorable terms or at all; the enforceability of our intellectual property rights, including our copyrights, patents, trademarks and trade secrets, and the potential infringement on the intellectual property rights of others; risks related to human capital; risks related to cybersecurity and data privacy; the outcome of any government and regulatory proceedings, investigations and inquiries; and those factors discussed in Part I, Item 1A. “Risk Factors” the Form 10-K, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2026, Part II, Item 1A. “Risk Factors” herein, and other documents filed by us from time to time with the SEC. These filings identify and address other important risks and uncertainties that could cause actual events and results to differ materially from those contained in the forward-looking statements. Forward-looking statements speak only as of the date they are made, and the Company assumes no obligation to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law, including the securities laws of the United States and the rules and regulations of the SEC. Readers are cautioned not to put undue reliance on forward-looking statements. The Company does not give any assurance that it will achieve its expectations.
ii

IMPORTANT INFORMATION REGARDING OUR DISCLOSURE TO INVESTORS

We may use our website (www.blaize.com) to communicate with our investors and disclose company information. The information disclosed through our website may be considered material. Investors should monitor our website in addition to press releases, SEC filings and public conference calls and webcasts. The contents of our website referenced herein are not incorporated by reference into this Quarterly Report on Form 10-Q.
iii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLAIZE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except shares and per share amounts, or unless otherwise noted)

	As of:
	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$33,219	$45,781
Accounts receivable, net of allowance for credit losses of $2,430 and $523, respectively	16,727	33,363
Accounts receivable - related party, net of allowance for credit losses of $— and $34, respectively	—	3,330
Inventories, net	9,012	10,130
Prepaid expenses and other current assets	6,423	4,003
Total current assets	65,381	96,607
Property and equipment, net	1,378	1,226
Deferred income tax assets	1,955	2,123
Operating lease right-of-use assets	1,307	1,516
Other assets	731	739
Total assets	$70,752	$102,211
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$12,583	$8,339
Accounts payable - related party	180	180
Accrued trade payables	1,571	22,838
Accrued expenses and other current liabilities	7,252	6,700
Accrued expenses - related party	—	331
Operating lease liabilities - current	596	644
Working capital loan - related party	1,500	1,500
Advances from related party	2,857	2,857
Total current liabilities	26,539	43,389
Operating lease liabilities	640	804
Other earnout shares	6,353	6,745
Other earnout shares - related party	2,048	2,184
Polar warrants	8,344	8,813
Other liabilities	1,383	1,276
Total liabilities	45,307	63,211
Commitments and contingencies
Stockholders’ equity:
Common stock - $0.0001 par value; 600,000,000 and 600,000,000 shares authorized as of March 31, 2026 and December 31, 2025, respectively, and 122,746,757 and 122,043,966 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	12	12
Additional paid-in capital	684,116	675,143
Accumulated other comprehensive income	125	—
Accumulated deficit	(658,808)	(636,155)
Total stockholders’ equity	25,445	39,000
Total liabilities and stockholders’ equity	$70,752	$102,211
See accompanying notes to condensed consolidated financial statements

BLAIZE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Amounts in thousands, except shares and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue
Products:
Hardware revenue - related party	$2,167	$—
Hardware revenue	142	1,007
Software revenue - related party	418	—
Services:
Strategic consulting services revenue - related party	11	—
Total revenue	2,738	1,007
Cost of revenue	1,162	327
Gross profit	1,576	680
Operating expenses
Research and development	9,675	13,118
Selling, general and administrative	15,069	13,108
Selling, general and administrative - related party	34	241
Depreciation	186	191
Transaction costs	—	12,043
Total operating expenses	24,964	38,701
Loss from operations	(23,388)	(38,021)
Other income (expense), net
Change in fair value of Legacy Blaize convertible notes and warrants	—	(226,048)
Change in fair value of other earnout shares	558	116,518
Change in fair value of Polar warrants	469	—
Other, net	(193)	(48)
Total other income (expense), net	834	(109,578)
Loss before income taxes	(22,554)	(147,599)
Provision for income taxes	99	162
Net loss	(22,653)	(147,761)
Change in foreign currency translation adjustments, net	125	—
Other comprehensive income	125	—
Comprehensive loss	$(22,528)	$(147,761)

Net loss per share - basic and diluted	$(0.19)	$(1.61)
Weighted average shares outstanding - basic and diluted	122,382,195	91,747,685
See accompanying notes to condensed consolidated financial statements

BLAIZE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except shares)

	Common Stock Subject to Possible Redemption		Stockholders’ Equity
			Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2026	—	$—	122,043,966	$12	$675,143	$—	$(636,155)	$39,000
Exercise of stock options	—	—	49,202	—	25	—	—	25
Release of restricted stock units	—	—	653,589	—	—	—	—	—
Stock-based compensation	—	—	—	—	8,948	—	—	8,948
Other comprehensive income	—	—	—	—	—	125	—	125
Net loss	—	—	—	—	—	—	(22,653)	(22,653)
Balance as of March 31, 2026	—	$—	122,746,757	$12	$684,116	$125	$(658,808)	$25,445

	Common Stock Subject to Possible Redemption		Stockholders’ (Deficit) Equity
			Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	—	$—	48,376,052	$5	$318,783	$—	$(429,251)	$(110,463)
Conversion of Legacy Blaize convertible notes	—	—	31,433,259	3	314,331	—	—	314,334
Net exercise of Legacy Blaize warrants	—	—	7,505,657	1	75,056	—	—	75,057
Merger and PIPE financing	2,854,242	33,061	11,408,957	1	(126,165)	—	—	(126,164)
Payment on shareholder note receivable	—	—	—	—	200	—	—	200
Issuance of common stock to advisors	—	—	94,949	—	300	—	—	300
Issuance of common stock warrants to advisor	—	—	—	—	167	—	—	167
Stock-based compensation	—	—	—	—	11,040	—	—	11,040
Net loss	—	—	—	—		—	(147,761)	(147,761)
Balance as of March 31, 2025	2,854,242	$33,061	98,818,874	$10	$593,712	$—	$(577,012)	$16,710

See accompanying notes to condensed consolidated financial statements

BLAIZE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(12,630)	$(15,944)

Cash flows from investing activities:
Purchases of property and equipment	(116)	(661)
Net cash used in investing activities	(116)	(661)

Cash flows from financing activities:
Merger and PIPE financing, net of transaction costs	—	15,874
Payment of deferred offering costs	—	(4,531)
Proceeds from exercise of stock options	58	—
Net cash provided by financing activities	58	11,343
Effect of exchange rate changes on cash, cash equivalents and restricted cash	121	—
Net change in cash, cash equivalents and restricted cash	(12,567)	(5,262)
Cash, cash equivalents and restricted cash at beginning of period	46,050	50,488
Cash, cash equivalents and restricted cash at end of period	$33,483	$45,226
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$33,219	$44,967
Restricted cash (included within other assets)	264	259
Total cash, cash equivalents and restricted cash	$33,483	$45,226

Supplemental non-cash disclosures:
Property and equipment acquired in accounts payable and accrued expenses	$222	$497
Conversion of Legacy Blaize convertible notes to common stock	—	314,334
Net exercise of Legacy Blaize warrants for common stock	—	75,056
Issuance of warrants for professional services	—	167
Issuance of common stock for shareholder note receivable	—	8,754
See accompanying notes to condensed consolidated financial statements

BLAIZE HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Organization and Description of Business

Organization and Description of Business

Blaize Holdings, Inc. (together with its subsidiaries, “Blaize,” or the “Company”) is headquartered in El Dorado Hills, California. The condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries.

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

Merger and Reverse Recapitalization and Accounting for the Merger

The Merger and reverse recapitalization, the accounting for the transaction, and the defined terms used herein are described in Note 1 — “Organization and Description of Business” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report on Form 10-K”)

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”), Regulation S-X. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of results of operations and financial position, have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates based on assumptions about current and, for some estimates, future economic and market conditions, which affect reported amounts and related disclosures in the Company’s condensed consolidated financial statements. Although current estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from management’s expectations, which could materially affect the Company’s results of operations and financial position.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies disclosed in Note 3 — “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K. The Company did not adopt any new accounting standards during the three months ended March 31, 2026.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). Previously identified ASUs that are also currently applicable or material

BLAIZE HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)
to the Company’s future consolidated financial statements are discussed in Note 3 of the Company’s consolidated financial statements included in the Annual Report on Form 10-K.

Note 2. Liquidity and Going Concern

Liquidity

As of March 31, 2026, the Company had cash and cash equivalents on hand of $33.2 million and accounts receivable less allowance for credit losses of $16.7 million, while accounts payable, accrued expenses and other current liabilities (excluding amounts due to related parties), and accrued trade payables totaled $21.4 million.

Going Concern

The Company’s condensed consolidated financial statements have been prepared on a “going concern basis,” which assumes that it will be able to meet its obligations and continue its operations during the twelve months following the issuance of these condensed consolidated financial statements. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Historically, the Company has funded its operations by using cash generated from financing activities and at the same time, has incurred negative cash flows from operations. Cash provided by financing activities was not significant for the period ended March 31, 2026 and was unrelated to any capital raising activities. Cash provided by financing activities was $11.3 million for the three months ended March 31, 2025, and was generated by capital raising activities. Cash used in operations for the three months ended March 31, 2026 and 2025 was $12.6 million and $15.9 million, respectively.

The Company has historically incurred recurring operating losses, including a loss from operations of $23.4 million and $38.0 million for the three months ended March 31, 2026 and 2025, respectively.

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

As a result of the above, in connection with its assessment of going concern considerations in accordance with FASB Accounting Standards Codification (“ASC”) 205-40-50 — “Going Concern — Disclosure,” management has determined that the Company’s liquidity condition raises substantial doubt about its ability to continue as a going concern through one year from the date that these condensed consolidated financial statements have been issued.

Note 3. Revenue and Accounts Receivable

Revenue

The following table sets forth the Company’s revenue disaggregated by geographical location, determined by reference to the customer’s shipping location for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Amounts in thousands, except for percentages)	2026	%	2025	%
United States	$2,597	94.9%	$—	—%
China	—	—%	960	95.3%
Other	141	5.1%	47	4.7%
Total revenue	$2,738		$1,007

BLAIZE HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

The following table sets forth the Company’s revenue disaggregated based on the method of revenue recognition for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Revenue recognized at a point in time	$2,727	$1,007
Revenue recognized over time	11	—
Total revenue	$2,738	$1,007

Customer concentrations in revenue

The following table sets forth a summary of the Company’s revenue concentration by customer for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Amounts in thousands, except for percentages)	2026	%	2025	%
Customer A (1)	$2,597	94.9%	$—	—%
Customer B	—	—%	960	95.3%
Others (2)	141	5.1%	47	4.7%
Total revenue	$2,738		$1,007

(1) Customer A is a related party.
(2) Each of the customers within “Others” comprised less than 10% of revenue each.

Constrained revenue and variable consideration

During each of the three months ended March 31, 2026 and 2025, the Company had no revenue that was subject to constraint or variable consideration.

Other revenue-related matters

There were no contract assets (unbilled receivables) and no material contract liabilities (deferred revenue) as of March 31, 2026 and December 31, 2025. The Company did not have any outstanding or unsatisfied performance obligations as of March 31, 2026 and December 31, 2025. The Company did not have material costs related to obtaining a contract, or fulfilling a contract that are not addressed by other accounting standards, with amortization periods greater than one year as of March 31, 2026 and December 31, 2025.

Accounts Receivable, net

Normal credit terms for the Company’s accounts receivable are generally up to net 30 days, although credit terms for a customer sale that occurred in the fourth quarter of 2025 included credit terms up to 90 days. As of March 31, 2026, the Company’s accounts receivable were 47% current, 0% over 60 days past due, and 53% over 90 days past due under the credit terms of the applicable customer receivable.

The Company had no accounts receivable due from related parties as of March 31, 2026.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)
The balances and activity within the Company’s provision for credit losses as of and for the three months ended March 31, 2026 and as of and for the year ended December 31, 2025 are set forth as follows:

(Amounts in thousands)
Balance, January 1, 2025	$420
Additions to provision for credit losses	523
Additions to provision for credit losses - related party	34
Write-off activity	(420)
Balance, December 31, 2025	557
Reversal of provision due to collection of full balance	(34)
Additions to provision for credit losses	1,907
Balance, March 31, 2026	$2,430

Customer concentration of accounts receivable

The following table sets forth the summary of the Company’s concentration of accounts receivable by customer as of March 31, 2026 (1):

(Amounts in thousands, except for percentages)	$	%
Customer C (2)	$8,844	46.2%
Customer D (2)	9,021	47.1%
Others (3)	1,292	6.7%
Total accounts receivable	19,157
Less: provision for credit losses:	(2,430)
Accounts receivable, net	$16,727

(1) There were no accounts receivable due from related parties as of March 31, 2026.
(2) The geographic concentration of these accounts receivable is in China.
(3) Each customer within “Others” individually comprised less than 10% each of the Company’s accounts receivable balance.

The following table sets forth the summary of the Company’s concentration of accounts receivable by customer as of December 31, 2025:

(Amounts in thousands, except for percentages)	$	%
Customer C (1)	$8,844	23.7%
Customer D (1) (2)	23,750	63.8%
Others (3) (4)	4,656	12.5%
Total accounts receivable, including due from related party	$37,250
Less: provision for credit losses:	(557)
Accounts receivable, net, including due from related party	$36,693

(1) The geographic concentration of these accounts receivable is from customers located in China.
(2) Subsequent to December 31, 2025, and as of May 14, 2026, the Company had received payments of $16.9 million from this customer.
(3) Each customer within “Others” individually comprised less than 10% each of the Company’s accounts receivable balance.
(4) Includes receivable due from a related party of $3.4 million, which was paid in full subsequent to December 31, 2025.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)
Note 4. Fair Value Measurements and Derivative Instruments

The Company uses a fair value hierarchy established by GAAP that is used to determine the fair value of financial instruments. This hierarchy prioritizes relevant market inputs in order to determine an “exit price” at the measurement date, or the price at which an asset could be sold or a liability could be transferred in an orderly process that is not a forced liquidation or distressed sale. Level 1 inputs are observable inputs that reflect quoted prices for identical assets or liabilities in active markets. Level 2 inputs are observable inputs other than quoted prices for an asset or liability that are obtained through corroboration with observable market data. Level 3 inputs are unobservable inputs (e.g., the Company’s own data or assumptions) that are used when there is little, if any, relevant market activity for the asset or liability required to be measured at fair value.

In certain cases, inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, the level at which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input requires judgment and considers factors specific to the asset or liability being measured.

As of March 31, 2026, the Company’s valuation policy and processes had not changed from those described in its consolidated financial statements for the year ended December 31, 2025 included in the Annual Report on Form 10-K. Included in Note 5 — “Fair Value Measurements and Derivative Instruments” to the Consolidated Financial Statements for the year ended December 31, 2025 in the Annual Report on Form 10-K is a detailed description of the Company’s financial instruments measured at fair value and their significant inputs, as well as the classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy.

Carrying amounts that approximate fair value

The carrying amounts of cash, accounts receivable (including from related parties), prepaid expenses and other current assets, deferred tax assets, operating lease right-of-use assets, other assets, accounts payable, accrued trade payables, accrued expenses and other current liabilities (including to related parties), working capital loan - related party, and advances from related party all approximate their fair values due to their short-term maturities.

Description of the Company’s financial instruments measured at fair value

The following table sets forth information about the Company’s financial assets and liabilities measured at fair value as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$4,168	$—	$—	$4,168
Total assets, measured at fair value	$4,168	$—	$—	$4,168

Liabilities:
Polar warrants	$—	$—	$8,344	$8,344
Other earnout shares (1)	—	—	8,401	8,401
Total liabilities, measured at fair value	$—	$—	$16,745	$16,745

(1) Includes $2.0 million in earnout shares - related party.

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

There were no transfers between Level 1, Level 2, or Level 3 of the fair value hierarchy during the three months ended March 31, 2026 or the three months ended March 31, 2025.

The following table presents additional information for the prior year and three months ended March 31, 2026 about the Company’s Level 3 liabilities measured at fair value on a recurring basis:

(Amounts in thousands)
Balance as of January 1, 2025	$163,340
Change in fair value - Legacy Blaize convertible notes	165,703
Change in fair value - Legacy Blaize warrants	60,345
Conversion of Legacy Blaize convertible notes and exercise of Legacy Blaize warrants	(389,387)
Fair value on date of issuance - other earnout shares	126,042
Change in fair value - other earnout shares	(117,113)
Fair value on date of issuance - Polar warrants	12,937
Change in fair value - Polar warrants	(4,125)
Balance as of December 31, 2025	$17,742
Reclassification of equity-based shares to liabilities (1)	30
Change in fair value - other earnout shares	(558)
Change in fair value - Polar warrants	(469)
Balance as of March 31, 2026	$16,745

(1) Due to employee forfeitures during the quarter.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

The following table sets forth information regarding the Company’s significant Level 3 inputs as of March 31, 2026 and December 31, 2025:

Instrument valued using Level 3 methods			As of March 31,	As of December 31,
	Valuation Method	Input	2026	2025
Polar warrants	Black-Scholes	Stock price	$1.82	$1.95
		Exercise price	$5.00	$5.00
		Dividend yield	—	—
		Volatility	86.50%	81.30%
		Risk-free rate	3.86%	3.68%
		Term	4.62 years	4.87 years

Other earnout shares	Monte Carlo Simulation	Stock price	$1.82	$1.95
		Dividend yield (continuous)	—	—
		Volatility (interpolated)	86.20%	81.60%
		Risk-free rate (continuous)	3.82%	3.61%
		Term	3.79 years	4.04 years

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

After the Merger and during the three months ended March 31, 2026, the Company’s derivatives were comprised of:
•The Other Earnout Shares, representing a freestanding structured forward contract;
•The Polar warrants, representing a freestanding liability-classified derivative instrument; and
•The Committed Equity Facility, which upon execution on July 14, 2025, was considered a freestanding purchased put right, which put right was subsequently considered nominal and marked to zero during 2025. Each draw on the Committed Equity Facility is considered an embedded forward contract. No draws on the Committed Equity Facility were outstanding as of March 31, 2026 or December 31, 2025.

Note 5. Financial Statement Details

Inventories, net

The ending balances of “inventories, net” are set forth on the table below:

	As of:
(Amounts in thousands)	March 31, 2026	December 31, 2025
Raw materials	$5,966	$6,414
Work in progress	1,718	1,685
Finished goods - manufactured	1,328	2,031
Total manufactured inventories	$9,012	$10,130

As the Company is a contract manufacturer, all of its inventories are manufactured by a third party.

There were no purchases of finished goods for resale during the three months ended March 31, 2026 or 2025.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)
Prepaid expenses and other current assets

The details of “prepaid expenses and other current assets” are set forth in the table, below:

	As of:
(Amounts in thousands)	March 31, 2026	December 31, 2025
Prepaid expenses:
Prepaid insurance premiums	$1,285	$223
Prepaid software licenses and maintenance	963	959
Prepaid compensation	781	413
Other prepaid expenses	11	37
Other current assets:
Vendor deposits	2,831	1,608
Tax assets (1)	456	433
Other current assets	96	330
Total prepaid expenses and other current assets	$6,423	$4,003

(1) “Tax assets” includes corporate income taxes receivable, sale taxes receivable and withholding taxes related to employee compensation.

Accrued Expenses and Other Current Liabilities

A detail of accrued expenses and other current liabilities is set forth in the table, below:

	As of:
(Amounts in thousands)	March 31, 2026	December 31, 2025
Accrued expenses:
Accrued compensation	$2,547	$2,787
Accrued professional fees	1,467	1,654
Accrued technology fees	878	208
Other accrued expenses	368	968
Accrued purchase commitments	223	135
Other current liabilities
Other current liabilities (1)	882	49
Accrued loss on purchase commitments	580	580
Income tax payable	307	319
Total accrued expenses and other current liabilities	$7,252	$6,700

(1) As of March 31, 2026, the balance of “other current liabilities” as presented above was substantially comprised of a short-term loan for directors and officers’ insurance.

Note 6. Common Stock, Currently Outstanding Warrants to Purchase Common Stock, and Earnout Shares

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

BLAIZE HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

The following table sets forth the changes in shares of the Company’s common stock from December 31, 2025 through March 31, 2026:

Common stock outstanding as of December 31, 2025	122,043,966
Release of restricted stock units	653,589
Exercise of stock options	49,202
Common stock outstanding as of March 31, 2026	122,746,757

Subsequent to March 31, 2026, the Company issued 18,918,918 shares of common stock in an underwritten stock offering and granted a 30-day option pursuant to which the Company may issue up to 2,837,837 additional shares of common stock. See Note 10 — “Subsequent Events”.

Currently Outstanding Warrants to Purchase Common Stock

During the period ended March 31, 2026, there were no changes to the Company’s outstanding warrants or any of the terms of its outstanding warrants as described in its Annual Report on Form 10-K. Subsequent to March 31, 2026, the Company amended the outstanding Polar warrants to adjust the exercise price from $5.00 per share to $3.00 per share. See Note 10 — “Subsequent Events”.

Earnout Shares

In connection with the Merger, Legacy Blaize shareholders and employee equity award holders (including holders of stock options and RSUs) are entitled to receive up to 15,000,000 shares of common stock and Burkhan has the right to receive up to 2,600,000 shares of common stock (collectively, the “Earnout Shares”).
Earnout Shares issued to eligible Legacy Blaize employee equity award holders (“Employee Earnout Shares”) are considered a compensatory award and are accounted for under ASC 718 — “Share-Based Compensation” (“ASC 718”). Further, these Employee Earnout Shares have been determined to be equity classified and accordingly, are not remeasured unless an employee departs from the Company, which is considered a modification of an equity-based award.

Earnout Shares issued to Burkhan and Legacy Blaize shareholders that are not within the scope of ASC 718 (the “Other Earnout Shares”), were evaluated by management under ASC 480 — “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815. The Company determined that the Other Earnout Shares are a derivative liability and remeasures the Other Earnout Shares at each reporting date, with changes in the fair value recorded in the condensed consolidated statements of operations.

Legacy Blaize shareholders, Legacy Blaize employee equity award holders, and Burkhan are entitled to Earnout Shares in four tranches upon the occurrence of four separate events (each a “Triggering Event” and collectively, the “Triggering Events”), if they occur between the Merger date and January 13, 2030. The Triggering Event thresholds are described in the Company’s Annual Report on Form 10-K.

Employee Earnout Shares

During the three months ended March 31, 2026 and 2025, the Company recorded $3.9 million and $3.5 million, respectively, in stock-based compensation expense related to the Employee Earnout Shares. As of March 31, 2026, there was $62.8 million of total unrecognized compensation cost related to the Employee Earnout Shares.

Other Earnout Shares

The fair value of the derivative liability associated with the Other Earnout Shares is described in Note 4 — “Fair Value Measurements and Derivative Instruments”.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)
Note 7. Net Loss Per Share of Common Stock
Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common stock outstanding during the period, without consideration of potentially dilutive securities.

The Company uses the treasury stock method to determine the dilutive effect of potentially dilutive securities, and the if-converted method to determine the dilutive effect of any potentially dilutive convertible securities, as the Company’s only participating securities are shares of the Company’s common stock, and any dividends declared on the common stock would be forfeitable if not vested. There were no potentially dilutive securities included in the Company’s diluted net loss per share calculation for the three months ended March 31, 2026 and 2025, as the effect of any potentially dilutive security would have been anti-dilutive due to the net losses in those periods.

The table below sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2026	2025
Numerator
Net loss	$(22,653)	$(147,761)
Denominator:
Weighted-average shares outstanding, basic and diluted	122,382,195	91,747,685
Net loss per share, basic and diluted	$(0.19)	$(1.61)

The table below sets forth a listing of potentially dilutive securities that were excluded from the calculation of diluted net loss per share attributable to common shareholders because the impact of including them would have been anti-dilutive or out-of-the-money:

	As of March 31,
	2026	2025
Stock options	28,697,076	28,042,235
RSUs	9,359,499	1,150,724
Earnout shares	17,600,000	17,600,000
Warrants issued to an advisor	50,000	50,000
Polar warrants (1)	9,375,000	—
BZAI warrants	29,648,250	29,648,250
ESPP (2)	3,047,669	3,047,669
Total	97,777,494	79,538,878

(1) The Polar warrants were issued in November 2025.
(2) The ESPP has not yet commenced.

Note 8. Segment Reporting

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

BLAIZE HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)
evaluation of ongoing operating performance from period to period (“Adjusted EBITDA”), to make decisions regarding the Company’s strategy, including the allocation of resources, as well as the Company’s assessment of operating performance.

As the Company operates as a single operating segment, the measures of total available cash and cash equivalents, total revenue and net loss, as reviewed by the CODM, are set forth on the condensed consolidated financial statements, as well as in certain notes to the condensed consolidated financial statements. See Note 4 — “Fair Value Measurements and Derivative Instruments” for details regarding the Company’s cash equivalents. See Note 3 — “Revenue and Accounts Receivable” for details regarding the Company’s total revenue disaggregated by customer geographical location and the major customer concentrations of the Company’s total revenue and accounts receivable balances.

Similarly, as the Company operates in a single segment, the condensed consolidated statements of operations provide one view of the Company’s significant expenses. Additional to the condensed consolidated statements of operations, the CODM regularly reviews the significant expense categories in the calculation of net loss, set forth as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Revenue	$2,738	$1,007
Cost of revenue	(1,162)	(327)
Employee costs	(17,495)	(19,081)
Technology costs	(1,396)	(2,417)
Depreciation	(186)	(191)
Interest income, net	179	399
Fair value changes and financing charges	1,027	(109,530)
Other items (1)	(6,358)	(17,621)
Net loss	$(22,653)	$(147,761)

(1) “Other items” includes marketing expenses, professional fees, facilities costs, foreign exchange gains and losses, credit loss estimates, income taxes, and other overhead expenses.

The following table sets forth the Company’s reconciliation of net loss to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Net loss	$(22,653)	$(147,761)
Depreciation	186	191
Provision for income taxes	99	162
Interest income, net	(179)	(399)
EBITDA	(22,547)	(147,807)
Stock-based compensation	8,948	11,040
Fair value changes and financing charges	(1,027)	109,530
Transaction costs	—	12,043
Non-cash inventory cost realignment adjustments	106	(625)
Other adjustments (1)	594	439
Adjusted EBITDA	$(13,926)	$(15,380)

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
(Unaudited)
Note 9. Related Party Transactions and Balances

Transactions with the Sponsor and its affiliates

Sales Partner Referral Agreement

On June 30, 2025, the Company entered into a Sales Partner Referral Agreement (the “Referral Agreement”) with Burkhan LLC (the “Sales Partner”), an affiliate of BurTech LP, LLC (the “Sponsor”). The Referral Agreement has an initial approved customer of BurTech Systems Tech LLC (“BST”), an affiliate of the Sales Partner. Under the agreement, BST will purchase, subject to the issuance of purchase orders, up to $56.5 million of the Company’s products on behalf of a certain unaffiliated end user. The Sales Partner will receive a commission from the Company of up to 10%, depending on the Company’s gross margins under the purchase order. The sales commission is payable in cash, or, partially, at the Company’s discretion, in shares of the Company’s common stock. The commission is payable to BST once the Company receives cash from these sales.

During the three months ended March 31, 2026, the Company recognized $2.6 million in revenue from the Referral Agreement, inclusive of sales commissions of $0.3 million, which was reported as a reduction of revenue, and paid fully in cash.

Other earnout shares - related party

A portion of the “other earnout shares” were issued to an affiliate of the Sponsor at the time of the Merger. See Note 6 — “Common Stock, Currently Outstanding Warrants to Purchase Common Stock, and Earnout Shares”. The fair value of these other earnout shares as of March 31, 2026 and December 31, 2025 was $2.0 million and $2.2 million, respectively, as set forth on the Company’s condensed consolidated balance sheets as of each period.

Working capital loan - related party

Immediately prior to the consummation of the Merger, the Company issued an unsecured promissory note to the Sponsor, pursuant to which it borrowed $1.5 million for general corporate purposes. On the date of the Merger, this loan was recorded on the Company’s condensed consolidated balance sheets, and was outstanding as of March 31, 2026 and December 31, 2025. Repayment has been demanded by the Sponsor.

Advances from related party

Immediately prior to the consummation of the Merger, the Sponsor provided the Company with certain working capital advances, which are non-interest bearing and payable on demand, in the amount of $2.9 million. These amounts are reflected on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 as “advances from related party”. Repayment has been demanded by the Sponsor.

Accounts payable - related party

The Company owed management fees in the amount of $0.2 million to the Sponsor as of March 31, 2026 and December 31, 2025. These amounts are reflected on the condensed consolidated balance sheets as “accounts payable - related party”.

Shareholder note receivable

Immediately prior to the consummation of the Merger, the Sponsor issued a secured promissory note and pledge agreement (the “shareholder note receivable”) to the Company which will decrease when the Sponsor pays for transaction costs that the Company assumed from the Sponsor during the Merger. The shareholder note receivable is secured by collateral of 2,000,000 shares of the Company’s common stock owned by the Sponsor. As of March 31, 2026 and December 31, 2025, the outstanding principal of the shareholder note receivable was $8.6 million, the amount of which has been deducted from additional paid-in capital on the Company’s condensed consolidated balance sheets as of that date.

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

Transactions with other related parties

Transactions with other related parties for advisory and marketing services, and a related party employed by the Company are set forth in the table below:

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Cash paid to other related parties:
Marketing services (1)	$—	$205
Cash compensation received by related party employee (2)	34	36
Total cash paid to other related parties	$34	$241
Included in “selling, general and administrative - related party” on the Company’s condensed consolidated statements of operations (2)	$34	$241

(1) Marketing expenses were incurred with a company owned by a direct family member of a minority stockholder and member of the Company’s Board of Directors.
(2) A relative of one of the Company’s named executive officers is employed by the Company. Compensation received is presented in “included in selling, general and administrative - related party” for the three months ended March 31, 2026.

Note 10. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of these condensed consolidated financial statements.

On May 5, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Northland Securities, Inc., as representative of the several underwriters named therein (the “Underwriters”), relating to the May 6, 2026 issuance and sale (the “Offering”) of 18,918,918 shares (the “Base Shares”) of the Company’s common stock to the public at a price of $1.85 per share. Pursuant to the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to 2,837,837 additional shares of common stock (the “Option Shares” and, together with the Base Shares, the “Shares”) at the public offering price. The net proceeds to the Company from the Offering for the Base Shares were approximately $32.8 million after deducting underwriting discounts and offering expenses paid by the Company. If the Option Shares are fully exercised, the Company would receive aggregate gross proceeds of approximately $40.25 million, before deducting underwriting discounts and other offering expenses.

On May 5, 2026, the Company entered into Amendment No. 1 to Common Stock Purchase Warrants with the holders of the Polar warrants, amending the outstanding Polar warrants to adjust the exercise price from $5.00 per share to $3.00 per share.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report on Form 10-K”) and unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2026 and 2025, together with related notes thereto. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “the Company” “Blaize,” “us,” “our,” “ours,” or “we” refer to Blaize Holdings, Inc. Certain terms are defined in our Annual Report on Form 10-K.

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

Recent Developments in Our Business

On May 5, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Northland Securities, Inc., as representative of the several underwriters named therein (the “Underwriters”), relating to the May 6, 2026 issuance and sale (the “Offering”) of 18,918,918 shares (the “Base Shares”) of the Company’s common stock to the public at a price of $1.85 per share. Pursuant to the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to 2,837,837 additional shares of common stock (the “Option Shares” and, together with the Base Shares, the “Shares”) at the public offering price. The net proceeds to the Company from the Offering for the Base Shares were approximately $32.8 million after deducting underwriting discounts and offering expenses paid by the Company. If the Option Shares are fully exercised, the Company would receive aggregate gross proceeds of approximately $40.25 million, before deducting underwriting discounts and other offering expenses.

On May 5, 2026, the Company entered into Amendment No. 1 to Common Stock Purchase Warrants with the holders of the Polar warrants, amending the outstanding Polar warrants to adjust the exercise price from $5.00 per share to $3.00 per share.

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

Proof of Concept Stage

A proof-of-concept stage (“POC”) represents that a proposal for a proof of concept has either been initiated or is in progress with a potential customer or partner. We utilize POCs to demonstrate our technology’s value proposition along with its tailored use scenarios and satisfaction of customer and/or partner requirements. As of March 31, 2026, 25 POCs were initiated or in progress with a potential customer.

Partners

A partner (“Partner”) consists of either an independent software vendor or independent hardware vendor with whom we are working to integrate our products and services into the vendor’s offerings for their customers. Such vendors may include original equipment manufacturers (“OEMs”), original design manufacturers, system integrators, or hardware resellers or distributors, among others. As of March 31, 2026, we had a total of 30 Partners.

Design Wins

A design win (“Design Win”) represents that a Partner or a customer has selected our products and/or services to be incorporated into a product that it intends to produce or consume, as applicable, and has confirmed that our offerings integrate into such product accordingly. As of March 31, 2026, 20 Design Wins had been confirmed with a Partner or customer.

Results of Operations

Revenue

We currently derive revenue through a combination of:

•Hardware revenue — encompasses the sale of our semiconductor products and/or third-party hardware products which support our semiconductor products through various supply agreements.
•Software revenue — encompasses the sale of our applications and other software products through various licensing agreements.
•Strategic consulting services revenue — providing customized design services to our customers, tailored to their specific requirements.

The following table sets forth our revenue for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
(Amounts in thousands, except for percentages)	2026	2025	$	%
Total revenue	$2,738	$1,007	$1,731	171.9%

For the three months ended March 31, 2026, revenue increased to $2.7 million compared to $1.0 million for the three months ended March 31, 2025. The increase was primarily due to hardware sales under the Sales Partner Referral Agreement (the “Referral Agreement”) with a related party, inclusive of sales commissions of $0.3 million.

The following table sets forth our revenue by the geographical location of our customers for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
(Amounts in thousands, except for percentages)	2026	2025	$	%
United States	$2,597	$—	$2,597	*
China	—	960	(960)	*
Other	141	47	94	*
Total revenue	$2,738	$1,007

*Percentage change is not meaningful.

Since our revenue is concentrated among a small number of customers, revenue from any one significant customer may significantly change the geographical mix of our revenue.

The following table sets forth a summary of the Company’s revenue concentration by customer for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Amounts in thousands, except for percentages)	2026	%	2025	%
Customer A (1)	$2,597	94.9%	$—	—%
Customer B	—	—%	960	95.3%
Others (2)	141	5.1%	47	4.7%
Total revenue	$2,738		$1,007

(1) Customer A is a related party.
(2) Each of the customers within “Others” comprised less than 10% of revenue each.

Costs and Expenses

Cost of Revenue

Cost of revenue is currently primarily comprised of the cost of purchase of hardware from third parties (servers into which our graph streaming processor (“GSP”) products can be placed and can otherwise enhance our branded products), and also includes Blaize-designed semiconductors purchased from foundries and various edge form factors supplied to us by contract manufacturers as well as indirect costs such as inventory carrying costs and inventory valuation reserves. In addition, cost of revenue includes direct labor costs associated with the servicing of our strategic consulting services revenue contracts. There is no depreciation allocable to cost of revenue; however, if such depreciation expense were to be incurred, it would be allocated to cost of revenue.

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

Transaction Costs

Transaction costs consisted of direct incremental legal, consulting, and banking fees related to the consummation of the transactions (the “Merger”) contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 22, 2023 (as amended on April 22, 2024, October 24, 2024 and November 21, 2024), with BurTech Acquisition Corp. (“BurTech”), BurTech Merger Sub, Inc. (“Merger Sub”), Blaize, Inc. (“Legacy Blaize”), and for the limited purposes set forth therein, Burkhan Capital LLC (“Burkhan”), a Delaware limited liability company and an affiliate of BurTech, which was completed in the first quarter of 2025. No additional costs relating to the Merger are expected to be incurred.

Detail of Costs and Expenses

The following table sets forth our costs and expenses, as described above, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
(Amounts in thousands, except for percentages)	2026	2025	$	%
Cost of revenue	$1,162	$327	$835	255.4%

Operating expenses:
Research and development	9,675	13,118	(3,443)	(26.2)%
Selling, general and administrative	15,069	13,108	1,961	15.0%
Selling, general and administrative - related party	34	241	(207)	*
Depreciation	186	191	(5)	(2.6)%
Transaction costs	—	12,043	(12,043)	*
Total operating expenses	$24,964	$38,701

*Percentage change is not meaningful.

Cost of Revenue

For the three months ended March 31, 2026, cost of revenue increased by $0.8 million to $1.2 million, compared to $0.3 million for the three months ended March 31, 2025. The increase in cost of revenue is commensurate with the increase in sales for the period.

R&D

For the three months ended March 31, 2026, research and development expense decreased by $3.4 million, or 26.2%, to $9.7 million, compared to $13.1 million for the three months ended March 31, 2025. The decrease was primarily due to a $2.1 million decrease in stock-based compensation expense allocated to employees within this department, as well as a general reduction in development activities related to our next generation chip.

SG&A

For the three months ended March 31, 2026, selling, general and administrative expense increased by $2.0 million, or 15.0%, to $15.1 million, compared to $13.1 million for the three months ended March 31, 2025. The increase was primarily due to an increase in our provision for expected credit losses during the three months ended March 31, 2026.

Selling, general and administrative - related party expenses for the three months ended March 31, 2026 were comprised solely of payroll expenses for an individual related to one of our executive officers. During the three months ended March 31, 2025, selling, general and administrative - related party expenses included payroll expenses for the individual as well as advertising expenses incurred with a company owned by a relative of a shareholder and member of the Company’s Board of Directors.

Other Expense, net

The following table sets forth the details of our total other expense, net, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
(Amounts in thousands, except for percentages)	2026	2025	$	%
Change in fair value of Legacy Blaize convertible notes and warrants	$—	$(226,048)	$226,048	*
Change in fair value of other earnout shares	558	116,518	(115,960)	(99.5)%
Change in fair value of Polar warrants	469	—	469	*
Other, net	(193)	(48)	(145)	302.1%
Total other income (expense), net	$834	$(109,578)

*Percentage change is not meaningful.

Our “total other expense, net” for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was driven by the fair value changes in the different financial instruments in place during each period. In the first quarter of 2025, as a result of the Merger, the Legacy Blaize convertible notes and warrants were all converted into shares of our common stock. These instruments were, therefore, not outstanding in 2026. “Other, net” includes interest income, interest expense, fines and penalties (and the reversal of the same) regarding non-income tax based tax positions and foreign exchange gains and losses.

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

The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
(Amounts in thousands, except for percentages)	2026	2025	$	%
Net loss	$(22,653)	$(147,761)	$125,108	(84.7)%
Depreciation	186	191	(5)	(2.6)%
Provision for income taxes	99	162	(63)	(38.9)%
Interest income, net	(179)	(399)	220	(55.1)%
EBITDA	(22,547)	(147,807)	125,260	(84.7)%
Stock-based compensation	8,948	11,040	(2,092)	(18.9)%
Fair value changes and financing charges	(1,027)	109,530	(110,557)	*
Transaction costs	—	12,043	(12,043)	*
Non-cash inventory cost realignment adjustments	106	(625)	731	*
Other adjustments (1)	594	439	155	35.3%
Adjusted EBITDA	$(13,926)	$(15,380)	$1,454	(9.5)%

*Percentage change is not meaningful.

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

Going Concern

As described in Item 1 — “Financial Statements,” in Note 2 — “Liquidity and Going Concern,” our condensed consolidated financial statements accompanying this Quarterly Report on Form 10-Q have been prepared on a “going concern” basis, which assumes that we will be able to meet our obligations and continue our operations for the foreseeable future. Our condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

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

Issuance of Common Stock During the Current Year

The table below sets forth a description of our issuance of common stock as of May 14, 2026:

Common stock outstanding as of December 31, 2025	122,043,966
Release of restricted stock units	653,589
Exercise of stock options	49,202
Common stock outstanding as of March 31, 2026	122,746,757
Release of restricted stock units	2,500
Exercise of stock options	631,286
Shares issued on May 5, 2026 (1)	18,918,918
Common stock outstanding as of May 14, 2026	142,299,461

(1) On May 5, 2026, pursuant to the Underwriting Agreement, we sold and issued 18,918,918 shares of common stock.

Future Commitments to Issue Shares of Our Common Stock

The table below sets forth a description of our future commitments to issue common stock as of May 14, 2026:

Stock options (1)	28,697,076
RSUs (1)	9,359,499
Employee stock purchase plan shares available for future purchase (1)	3,047,669
Earnout shares (2)	17,600,000
BZAI warrants (3)	29,648,250
Warrants issued to an advisor (3)	50,000
Polar warrants (4)	9,375,000
“Greenshoe” option shares (5)	2,837,837
Issuable under Sales Partner Referral Agreement (6)	*
Issuable under Committed Equity Facility (7)	*
Total potential commitments to issue common stock	100,615,331

* Variable number of shares not determinable as of May 14, 2026.

(1) As of March 31, 2026, we had commitments to issue 28,697,076 shares of common stock to employees and others under stock option awards, and an additional 9,359,499 shares of our common stock under employee and other RSU awards. These commitments did not differ materially as of May 14, 2026, as we did not issue additional such awards during the time period between March 31, 2026 and May 14, 2026, although forfeitures from terminated employees and option exercises may decrease these commitments by immaterial amounts. We have further reserved 3,047,669 shares of our common stock under an employee stock purchase plan, which has not yet commenced.

(2) We have commitments in respect of the Earnout Shares to issue up to 15,000,000 shares of our common stock, primarily to Legacy Blaize shareholders and also to then-outstanding Legacy Blaize employee equity award holders, and 2,600,000 shares of our common stock to Burkhan, subject to our share price achieving certain thresholds over a period of time (collectively, the “Earnout Shares”). These Earnout Shares are dependent upon, among other things, changes in the closing share price of our common stock, the expected timing of settlement, and the probability of achieving certain triggering events.

(3) We have a total of 29,648,250 warrants to purchase shares of our common stock outstanding, exercisable at $11.50 per share (the “BZAI warrants”), which expire on January 13, 2030. Additionally, shortly after the Merger, we issued, to an advisor, 50,000 warrants to purchase shares of our common stock outstanding, exercisable at $11.50 per share, which expire in the first quarter of 2030.

(4) On May 5, 2026, we amended the outstanding Polar warrants to adjust the exercise price from $5.00 per share to $3.00 per share.

(5) On May 5, 2026, pursuant to the Underwriting Agreement, as part of our offering of common stock on that date, we granted the Underwriters a 30-day option to purchase up to 2,837,837 additional shares of common stock, commonly referred to as a “greenshoe” option. The greenshoe option expires on June 5, 2026.

(6) We have a Sales Partner Referral Agreement with Burkhan LLC (the “Sales Partner”), an affiliate of BurTech LP, LLC, that allows partially for shares of our common stock to be issued to that affiliate in respect of a sales commission, at our discretion. Cash or shares of stock for commission payments are to be released upon our receipt of cash on the sales made under the Sales Partner Referral Agreement. During the year ended December 31, 2025, sales were made to an affiliate of the Sales Partner, but no payments were made on amounts due to us, and therefore, no cash or shares of stock relating to the sales commission were released during the year ended December 31, 2025. During the three months ended March 31, 2026, we made additional sales under this agreement, and also received payment in full (in respect of all sales made under this agreement during 2025 and through March 31, 2026) from the Sales Partner and then paid the sales commission in cash, although future sales commissions may be partially payable in shares of our common stock at our discretion.

(7) The remaining number of shares that we may sell under the Committed Equity Facility varies in relation to our stock price. Approximately $15.5 million remains available to draw on the Committed Equity Facility upon the expiration of the 60-day lockup agreement entered into with the underwriters of the equity raise finalized on May 6, 2026, or unless the price per share of our common stock is equal to or exceeds $2.78, as 150% of the price to the public in the equity raise during the 60-day period.

Cash Flows for the Three Months Ended March 31, 2026 and 2025

Cash Flows used in Operating Activities

Net cash used in operating activities was $12.6 million for the three months ended March 31, 2026, compared to $15.9 million for the three months ended March 31, 2025. The decrease in cash used in operating activities was primarily due to a decrease of $125.1 million in net loss, which included a decrease in adjustments to reconcile net loss to net cash used in operating expenses of $111.0 million resulting from less volatility in fair value measurements during the current period, and an increase in changes in operating assets and liabilities of $10.8 million largely arising from payment of accrued trade payables.

Cash Flows used in Investing Activities

For the three months ended March 31, 2026 and 2025, we used $0.1 million and $0.7 million, respectively, of cash to purchase property and equipment.

Cash Flows provided by Financing Activities

For the three months ended March 31, 2026, net cash provided by financing activities was $0.1 million, which consisted of proceeds from the exercise of stock options. During the three months ended March 31, 2025, net cash provided by financing activities consisted of $15.9 million of proceeds from the Merger and PIPE financing, partially offset by the $4.5 million payment of deferred offering costs.

Material Cash Requirements, Cash Collections, and Cash Availability

Material cash requirements as of March 31, 2026 included normal course of business near-term general corporate expenses accrued in accounts payable and accrued expenses, such as consulting fees and employee payroll.

During the fourth quarter of 2025, we sold certain hardware in the amount of $23.8 million, and at the same time, purchased hardware from a third-party vendor in order to fulfill that sales contract, recording the trade account payable with the remaining balance as of March 31, 2026 referred to, above. Through May 14, 2026, we have received payments of $16.9 million from our customer, and we paid our vendor in full. The remaining receivable of $6.8 million is due from our customer as of May 14, 2026.

As of March 31, 2026, we had cash and cash equivalents on hand of $33.2 million. Additionally, approximately $15.5 million remains available to draw on the Committed Equity Facility upon the expiration of the 60-day lockup agreement entered into with the underwriters of the equity raise finalized on May 6, 2026, or unless the price per share of our common stock is equal to or exceeds $2.78, as 150% of the price to the public in the equity raise during the 60-day period.

Emerging Growth Company and Smaller Reporting Company Status

Refer to Part II, Item 7, “Emerging Growth Company and Smaller Reporting Company Status” of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our Emerging Growth Company and Smaller Reporting Company Statuses during the three months ended March 31, 2026.

Critical Accounting Estimates

Refer to Part II, Item 7, “Critical Accounting Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our Critical Accounting Policies and Estimates during the three months ended March 31, 2026.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized, and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

From time to time, we may become subject to various legal proceedings, lawsuits, disputes and claims arising in the ordinary course of our business. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, may have a material adverse effect on our business.

ITEM 1A.   RISK FACTORS

Other than the risk factors listed below, there have been no material changes from the risk factors previously described under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 24, 2026, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2026.

The price of our common stock has and may continue to fluctuate significantly, and this may make it difficult for you to resell shares of common stock owned by you at times or at prices you find attractive.

The trading price of our common stock has fluctuated widely and may continue to fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•changes in the market’s expectations about our operating results;
•our ability to access adequate project financing, commercial borrowings and debt and equity capital markets to fund our operations or any significant anticipated capital expenditures;
•the degree and nature of our competition;
•operating results failing to meet the expectations of securities analysts or investors in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning us or the industry in which we operate in general;
•operating and stock price performance of other companies that investors deem comparable to us;
•changes in laws and regulations affecting our business;
•announcements by us or our competitors of significant business developments, partnerships or acquisitions;
•commencement of, or involvement in, litigation involving us;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our common stock available for public sale;
•any major change in our board of directors or management;
•sales of substantial amounts of our common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, changes in interest rates, changes in fuel prices, international currency fluctuations, and acts of war, terrorism, civil unrest, or pandemics.

The cumulative effects of the factors discussed above could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful.

This variability and unpredictability could also result in us failing to meet the expectations of industry or financial analysts or investors for any period. If we are unable to realize our objectives associated with our business plan, or if our operating results fall below the expectations of analysts or investors or below any guidance we may provide, or if any guidance we provide is below the expectations of analysts or investors, it could cause the market price of our common stock to decline.

Future sales or issuances of our common stock in the public markets, or the perception of such sales, could depress the trading price of our common stock.

The sale of a substantial number of shares of our common stock or other equity-related securities in the public markets, or the perception that such sales could occur, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We may sell large quantities of our common stock at any time in one or more separate offerings. We cannot predict the effect that future sales of common stock or other equity-related securities would have on the market price of our common stock.

Moreover, we have filed a registration statement on Form S-8 registering all shares of common stock underlying equity awards that we may issue under our equity compensation plans. Once registered on Form S-8, shares underlying these equity awards can be freely sold in the public market upon issuance, subject to volume, notice and manner of sale limitations applicable to affiliates.

In addition, we currently have on file with the SEC a universal registration statement which allows us to offer and sell up to $250.0 million of our securities, including shares of our common stock, from time to time pursuant to one or more offerings at prices to be determined at the time of sale.

The activity of short sellers in our common stock could increase volatility in our share price and negatively impact our reputation, business, and ability to raise capital.

Our common stock may be the target of short selling activity, in which investors sell shares that they do not own in anticipation of a decline in the market price. The presence of significant short interest could lead to increased volatility in the trading price of our shares, regardless of our actual operating performance or prospects. Short sellers may also publish, or cause to be published, negative or misleading information about our company, our management, or our business model, which could further depress our stock price and damage our reputation with customers, partners, and investors.

Increased volatility and downward pressure on our stock price as a result of short selling may make it more difficult for investors to sell their shares at desired prices and could impair our ability to access the capital markets on favorable terms, or at all, when we need to raise additional funds, which is particularly relevant given our current liquidity position and our ongoing need to raise capital to fund our operations and achieve our business objectives, as discussed elsewhere in this Quarterly Report on Form 10-Q.

Additionally, negative publicity or rumors, whether or not accurate, that are disseminated by short sellers or others may harm our relationships with customers, suppliers, and employees, and may have a material adverse effect on our stock price, reputation, business, financial condition, or results of operations.

Our contracts with key customers are not subject to minimum purchase commitments, and these customers may reduce or cease orders at any time, which could materially and adversely affect our business.

Many of our contracts with key customers do not have minimum purchase commitments, and these contracts are subject to the customer’s issuance of a purchase order. As a result, these customers may, at any time and for any reason, reduce, defer, or cease purchasing our products without penalty or prior notice. Any significant reduction, delay, or discontinuation of orders by any major customer would likely cause our revenues to decline and could materially and adversely affect our business, financial condition, and results of operations.

Because we derive a significant portion of our revenues from a limited number of customers, the loss of any major customer, a material decrease in their purchases, or non-payment by the customer would have a substantial negative impact on our company. Our reliance on sales to these customers exposes us to ongoing risks of revenue fluctuation and business disruption, particularly in the absence of contractual purchase obligations.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    Recent Sales of Unregistered Securities

None.

(b)    Use of Proceeds

None.

(c)    Issuer Repurchases of Equity Securities

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

Rule 10b5-1 trading arrangements

None of our directors or “officers” (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a trading arrangement for the purchase of Company securities for the three months ended March 31, 2026 that is either (i) a contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement” or (ii) a “non-Rule 10b5-1 trading arrangement,” (as defined in Item 408(c) of Regulation S-K).

ITEM 6.   EXHIBITS

Exhibit No.		Description
3.1		Third Amended and Restated Certificate of Incorporation of Blaize Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 17, 2025)
3.2
Certificate of Designations of Series A Junior Participating Preferred Stock of Blaize Holdings, Inc., filed with the Secretary of State of the State of Delaware on April 22, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 22, 2026)

4.1
Rights Agreement, dated as of April 22, 2026, between Blaize Holdings, Inc. and Continental Stock Transfer & Trust Company, which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 22, 2026)

10.1		Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2026)
10.2
Amendment No. 1 to Common Stock Purchase Warrants, by and among Blaize Holdings, Inc., Polar Long/Short Master Fund, and Polar Multi-Strategy Master Fund, dated May 5, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 6, 2026)

10.3	* † ∓	Offer Letter, by and between Blaize Holdings, Inc. and Kim Peterson Evans, dated May 9, 2025
10.4	* † ∓	Offer Letter, by and between Blaize Holdings, Inc. and Stephen P. Patak, dated December 9, 2025
31.1	*	Chief Executive Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	*	Chief Financial Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	**	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	**	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.Def		Definition Linkbase Document
101.Pre		Presentation Linkbase Document
101.Lab		Labels Linkbase Document
101.Cal		Calculation Linkbase Document
101.Sch		Schema Document
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104		Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101)
*Filed herewith
**Exhibit is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
†This document has been identified as a management contract or compensatory plan or arrangement
∓    Portions of this exhibit are redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blaize Holdings, Inc.

Date: May 14, 2026	By: /s/ Dinakar Munagala
Dinakar Munagala
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By: /s/ Harminder Sehmi
Harminder Sehmi
Chief Financial Officer
(Principal Financial and Accounting Officer)