Form 10-Q/A
period 2026-03-31
Blaize Holdings, Inc.
filed 2026-07-02
CIK 1871638

—————————————————————————————————————————————
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————————
FORM 10-Q/A
(Amendment No. 1)
———————————————————————
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
—————————————————————————————————————————————

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) of Blaize Holdings, Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 filed with the Securities and Exchange Commission on May 14, 2026 (the “Initial Form 10-Q”) to correct errors appearing in each of the certifications filed as Exhibits 31.1, 31.2, 32.1 and 32.2 thereto.

Because the Company is refiling the corrected certifications as Exhibit 31.1, 31.2, 32.1 and 32.2 to this Amendment, it is required to refile a complete Form 10-Q for the quarterly period ended March 31, 2026.

Other than the corrections to Exhibits 31.1, 31.2, 32.1 and 32.2, updating the dates on the signature page and the certifications filed as Exhibits 31.1, 31.2. 32.1 and 32.2, the inclusion on the cover page that this Amendment is Amendment No. 1 on Form 10-Q/A and the inclusion of this Explanatory Note, the information set forth in this Amendment is identical to that included in the Initial Form 10-Q. This Amendment does not otherwise change or update the disclosures set forth in the Initial Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Initial Form 10-Q.

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

10.3	† ∓ +	Offer Letter, by and between Blaize Holdings, Inc. and Kim Peterson Evans, dated May 9, 2025
10.4	† ∓ +	Offer Letter, by and between Blaize Holdings, Inc. and Stephen P. Patak, dated December 9, 2025
31.1	*	Chief Executive Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	*	Chief Financial Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	**	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	**	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.Def		Definition Linkbase Document
101.Pre		Presentation Linkbase Document
101.Lab		Labels Linkbase Document
101.Cal		Calculation Linkbase Document
101.Sch		Schema Document
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104		Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101)
*Filed herewith
+    Previously filed in Initial Form 10-Q
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

Blaize Holdings, Inc.

Date: July 2, 2026	By: /s/ Dinakar Munagala
Dinakar Munagala
Chief Executive Officer
(Principal Executive Officer)

Date: July 2, 2026	By: /s/ Harminder Sehmi
Harminder Sehmi
Chief Financial Officer
(Principal Financial and Accounting Officer)