Form 10-Q
period 2026-06-30
Blaize Holdings, Inc.
filed 2026-08-13
CIK 1871638

—————————————————————————————————————————————
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————————
FORM 10-Q
—————————————————————————
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 001-41139
—————————————————————————
Blaize Holdings, Inc.
(Exact name of registrant as specified in its charter)
—————————————————————————

Delaware	86-2708752
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4659 Golden Foothill Parkway, Suite 206 El Dorado Hills, CA	95762
(Address of Principal Executive Offices)	(Zip Code)
(916) 347-0050
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	BZAI	The Nasdaq Stock Market
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	BZAIW	The Nasdaq Stock Market
Preferred Stock Purchase Rights		The Nasdaq Stock Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                 ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).             Yes ☐ No ☒
As of August 13, 2026, there were 144,832,039 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.
—————————————————————————————————————————————

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Blaize Holdings, Inc. (the “Company,” “we,” “our,” or “us”) contains forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “target,” “seek” or the negative or plural of these words, or other similar expressions that are predictions or indicate future events or prospects, although not all forward-looking statements contain these words. Forward-looking statements are predictions, projections, and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. Many factors could cause actual future events to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q, including but not limited to, changes in domestic and foreign business, market, financial, political and legal conditions; risks related to the Business Combination, as defined in the Glossary of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 24, 2026, and amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2026 (the “Annual Report on Form 10-K” or “Form 10-K”), including that the expected benefits of the Business Combination are not obtained, whether due to competition, the ability of the combined company to grow and manage growth profitably, maintain relationships with customers and suppliers and retain its management and key employees, among other things, and that the Business Combination disrupts current plans and operations of the Company; the ability to meet the applicable stock exchange listing standards from time to time; changes in applicable law or regulations; changes in global and U.S. economic conditions, including impacts from geopolitical conflicts, recession, inflation, changes in trade policies (including tariffs and other trade measures) of the United States and other countries, interest rate fluctuations, and financial market conditions; prolonged or recurring U.S. federal government shutdowns; the outcome of any legal proceedings that may be instituted against the Company or may involve the Company; the effects of competition on the Company’s future business; the ability of the combined company to issue equity or equity-linked securities or obtain debt financing on favorable terms or at all; the enforceability of our intellectual property rights, including our copyrights, patents, trademarks and trade secrets, and the potential infringement on the intellectual property rights of others; risks related to human capital; risks related to cybersecurity and data privacy; the outcome of any government and regulatory proceedings, investigations and inquiries; and those factors discussed in Part I, Item 1A. “Risk Factors” in the Form 10-K, Part II, Item 1A. “Risk Factors” herein, and other documents filed by us from time to time with the SEC. These filings identify and address other important risks and uncertainties that could cause actual events and results to differ materially from those contained in the forward-looking statements. Forward-looking statements speak only as of the date they are made, and the Company assumes no obligation to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law, including the securities laws of the United States and the rules and regulations of the SEC. Readers are cautioned not to put undue reliance on forward-looking statements. The Company does not give any assurance that it will achieve its expectations.
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
iii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLAIZE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except shares and per share amounts, or unless otherwise noted)

	As of:
	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$36,847	$45,781
Accounts receivable, net of allowance for credit losses of $9,548 and $523, respectively	13,860	33,363
Accounts receivable - related party, net of allowance for credit losses of $— and $34, respectively	—	3,330
Inventories, net	10,027	10,130
Prepaid expenses and deposits	12,858	3,240
Other current assets	392	763
Total current assets	73,984	96,607
Property and equipment, net	1,401	1,226
Deferred income tax assets	2,036	2,123
Other assets	2,093	2,255
Total assets	$79,514	$102,211
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,628	$8,339
Accounts payable - related party	—	180
Accrued trade payables	1,528	22,838
Accrued expenses and other current liabilities	9,988	7,344
Accrued expenses - related party	—	331
Working capital loan - related party	—	1,500
Advances from related party	—	2,857
Unissued shares of common stock for related party settlement	2,760	—
Total current liabilities	19,904	43,389
Other earnout shares	5,163	6,745
Earnout shares - related party	1,664	2,184
Polar warrants	7,969	8,813
Other liabilities	2,024	2,080
Total liabilities	36,724	63,211
Commitments and contingencies
Stockholders’ equity:
Common stock - $0.0001 par value; 600,000,000 and 600,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively, and 142,778,075 and 122,043,966 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	14	12
Additional paid-in capital	729,903	675,143
Accumulated other comprehensive income	490	—
Accumulated deficit	(687,617)	(636,155)
Total stockholders’ equity	42,790	39,000
Total liabilities and stockholders’ equity	$79,514	$102,211
See accompanying notes to condensed consolidated financial statements

BLAIZE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(Amounts in thousands, except shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Products:
Hardware revenue - related party	$28	$1,362	$2,206	$1,362
Hardware revenue	11,956	57	12,098	1,064
Software revenue - related party	1	263	419	263
Software revenue	—	300	—	300
Total revenue	11,985	1,982	14,723	2,989
Cost of revenue	11,067	804	12,229	1,131
Gross profit	918	1,178	2,494	1,858
Operating expenses
Research and development	10,480	9,613	20,155	22,731
Selling, general and administrative	18,029	12,965	33,095	26,082
Selling, general and administrative - related party	2,794	27	2,831	267
Depreciation	219	456	405	647
Transaction costs	—	—	—	12,035
Total operating expenses	31,522	23,061	56,486	61,762
Loss from operations	(30,604)	(21,883)	(53,992)	(59,904)
Other income (expense), net
Change in fair value of Legacy Blaize convertible notes and warrants	—	—	—	(226,048)
Change in fair value of Polar warrants	2,344	—	2,813	—
Change in fair value of earnout shares	1,573	(7,257)	2,131	109,261
Change in fair value of unissued shares of common stock	—	(300)	—	(300)
Financing charge on Polar warrants modification	(1,969)	—	(1,969)	—
Other, net	115	(110)	(78)	(158)
Total other income (expense), net	2,063	(7,667)	2,897	(117,245)
Loss before income taxes	(28,541)	(29,550)	(51,095)	(177,149)
Provision for income taxes	268	39	367	201
Net loss	(28,809)	(29,589)	(51,462)	(177,350)
Change in foreign currency translation adjustments, net	365	—	490	—
Other comprehensive income	365	—	490	—
Comprehensive loss	$(28,444)	$(29,589)	$(50,972)	$(177,350)

Net loss per share - basic and diluted	$(0.21)	$(0.28)	$(0.40)	$(1.80)
Weighted average shares outstanding - basic and diluted	134,813,711	104,588,373	128,627,046	98,374,632
See accompanying notes to condensed consolidated financial statements

BLAIZE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except shares)

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of April 1, 2026	122,746,757	$12	$684,108	$125	$(658,808)	$25,437
Exercise of stock options	681,481	—	401	—	—	401
Release of restricted stock units	457,908	—	—	—	—	—
Withholding taxes on release of restricted stock units	(26,989)	—	(47)	—	—	(47)
Issuance of common stock in public offering, net of expenses	18,918,918	2	32,572	—	—	32,574
Release of related party liabilities - non-cash	—	—	4,180	—	—	4,180
Stock-based compensation	—	—	8,689	—	—	8,689
Change in foreign currency translation adjustments, net	—	—	—	365	—	365
Net loss	—	—	—	—	(28,809)	(28,809)
Balance as of June 30, 2026	142,778,075	$14	$729,903	$490	$(687,617)	$42,790

	Common Stock Subject to Possible Redemption		Stockholders’ Equity (Deficit)
			Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of April 1, 2025	2,854,242	$33,061	98,818,874	$10	$593,712	$(577,012)	$16,710
Issuance of common stock to advisors	—	—	9,306	—	—	—	—
Increase in redemption value	—	603	—	—	—	—	—
Redemption of common stock subject to possible redemption	(2,800,489)	(33,157)	—	—	—	—	—
Lapse of redemption	(53,753)	(507)	53,753	—	503	—	503
Stock-based compensation	—	—	—	—	7,566	—	7,566
Net loss	—	—	—	—	—	(29,589)	(29,589)
Balance as of June 30, 2025	—	$—	98,881,933	$10	$601,781	$(606,601)	$(4,810)

See accompanying notes to condensed consolidated financial statements

BLAIZE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(Amounts in thousands, except shares)

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2026	122,043,966	$12	$675,143	$—	$(636,155)	$39,000
Exercise of stock options	730,683	—	447	—	—	447
Release of restricted stock units	1,111,497	—	—	—	—	—
Withholding taxes on release of restricted stock units	(26,989)	—	(47)	—	—	(47)
Reclassification of earnout awards to liability	—	—	(29)	—	—	(29)
Issuance of common stock in public offering, net of expenses	18,918,918	2	32,572	—	—	32,574
Release of related party liabilities - non-cash	—	—	4,180	—	—	4,180
Stock-based compensation	—	—	17,637	—	—	17,637
Change in foreign currency translation adjustments, net	—	—	—	490	—	490
Net loss	—	—	—	—	(51,462)	(51,462)
Balance as of June 30, 2026	142,778,075	$14	$729,903	$490	$(687,617)	$42,790

	Common Stock Subject to Possible Redemption		Stockholders’ Deficit
			Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	—	$—	48,376,052	$5	$318,783	$(429,251)	$(110,463)
Conversion of Legacy Blaize convertible notes	—	—	31,433,259	3	314,331	—	314,334
Net exercise of Legacy Blaize warrants	—	—	7,505,657	1	75,056	—	75,057
Merger and PIPE financing	2,854,242	33,061	11,408,957	1	(126,165)	—	(126,164)
Payment on shareholder note receivable	—	—	—	—	200	—	200
Issuance of common stock to advisors	—	—	104,255	—	300	—	300
Issuance of common stock warrants to advisor	—	—	—	—	167	—	167
Increase in redemption value	—	603	—	—	—	—	—
Redemption of common stock subject to possible redemption	(2,800,489)	(33,157)	—	—	—	—	—
Lapse of redemption	(53,753)	(507)	53,753	—	503	—	503
Stock-based compensation	—	—	—	—	18,606	—	18,606
Net loss	—	—	—	—	—	(177,350)	(177,350)
Balance as of June 30, 2025	—	$—	98,881,933	$10	$601,781	$(606,601)	$(4,810)
See accompanying notes to condensed consolidated financial statements

BLAIZE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(41,297)	$(32,373)

Cash flows from investing activities:
Purchases of property and equipment	(639)	(681)
Net cash used in investing activities	(639)	(681)

Cash flows from financing activities:
Merger and PIPE financing, net of transaction costs	—	15,874
Proceeds from issuance of common stock in public offering, net of expenses	32,825	—
Additional expenses of issuance of stock in public offering	(239)	—
Payment of deferred offering costs	—	(4,332)
Repurchase of shares to satisfy employee tax withholdings	(47)	—
Proceeds from exercise of stock options	447	—
Repayment of advances from related party	(357)	(114)
Net cash provided by financing activities	32,629	11,428
Effect of exchange rate changes on cash, cash equivalents and restricted cash	369	—
Net change in cash, cash equivalents and restricted cash	(8,938)	(21,626)
Cash, cash equivalents and restricted cash at beginning of period	46,050	50,488
Cash, cash equivalents and restricted cash at end of period	$37,112	$28,862

Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$36,847	$28,588
Restricted cash (included within other assets)	265	274
Total cash, cash equivalents and restricted cash	$37,112	$28,862

Supplemental non-cash disclosures:
Conversion of Legacy Blaize convertible notes to common stock	$—	$314,334
Net exercise of Legacy Blaize warrants for common stock	—	75,056
Issuance of warrants for professional services	—	167
Issuance of common stock for shareholder note receivable	—	8,753
Operating lease asset obtained in exchange for new operating lease liabilities	229	—
Release of liabilities to Sponsor	4,180	—
Liability to issue shares of common stock in related party settlement	2,760	—
Non-cash warrant modification expense	1,969	—
Capitalized deferred offering costs included in accounts payable and accrued expenses and other liabilities	—	380
Redemption of common shares with cash held in escrow	—	33,157
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

Merger and Reverse Recapitalization and Accounting for the Merger

The Merger and reverse recapitalization, the accounting for the transaction, and the defined terms used herein are described in Note 1 — “Organization and Description of Business” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report on Form 10-K”).

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

Updates to Significant Accounting Policies

Foreign Currency and Functional Currency

The U.S. dollar is the functional currency of the Company and substantially all of its subsidiaries. In 2026, the Company’s newly-formed, wholly owned Chinese subsidiary adopted the Chinese renminbi (RMB/CNY) as its functional currency, reflecting that the primary economic environment in which that subsidiary operates is within China.

Assets and liabilities of the Chinese subsidiary are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at average exchange rates in effect during the period. The resulting

BLAIZE HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)
foreign currency translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Transactions denominated in currencies other than an entity’s functional currency are remeasured at the exchange rate in effect at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured at period-end exchange rates, and the resulting gains and losses are recognized in “Other, net” in the condensed consolidated statements of operations and comprehensive loss.

Stockholders’ equity accounts are translated at the historical exchange rates in effect at the dates the underlying equity transactions occurred. Retained earnings (accumulated deficit) is translated at historical rates, with current-period activity reflecting net income (loss) translated at average exchange rates for the period.

The adoption of the renminbi as the functional currency of the Company’s Chinese subsidiary at the subsidiary’s inception resulted in foreign currency translation adjustments of $0.5 million being recorded in accumulated other comprehensive income on the Company’s condensed consolidated balance sheet as of June 30, 2026, and $0.4 million and $0.5 million, respectively, recorded as “other comprehensive income” on the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026.

Accounts Receivable

Accounts receivable represent the Company’s unconditional right to consideration under contracts with customers, where only the passage of time is required before payment becomes due. Accounts receivable include receivables for which the Company has issued a commercial invoice and has satisfied its performance obligation and has an unconditional right to consideration, but for which the official tax invoice (“fapiao”) has not yet been issued. These receivables relate to sales by the Company’s subsidiary in China, formed in 2026, where, consistent with local business practice, the fapiao is issued upon receipt of final payment rather than upon shipment or delivery of goods. Prior to the Company’s formation of this subsidiary, accounts receivable that had arisen from sales in China were due to the Company’s operating subsidiary in the United States, which issued invoices immediately upon unconditional transfer of goods. Because the Company’s right to payment for these sales is unconditional upon transfer of control of the goods, such amounts are classified within accounts receivable rather than as contract assets. As of June 30, 2026, the amount of such receivables included within accounts receivable, prior to allowance for credit losses, was $13.3 million, which was the result of a sale in the second quarter of 2026.

Accounts receivable are recorded at the invoiced or invoiceable amount, do not bear interest, and are presented net of an allowance for credit losses estimated in accordance with ASC 326, Financial Instruments — Credit Losses.

Newly Adopted Accounting Standards

The Company did not adopt any new accounting standards during the three and six months ended June 30, 2026.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). Since the issuance of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, there have been no material updates to the recent accounting pronouncement previously disclosed.

Note 2. Liquidity and Going Concern

Liquidity

As of June 30, 2026, the Company had cash and cash equivalents on hand of $36.8 million, of which approximately $12.4 million, or approximately 34%, of the balance is located in Chinese banks and subject to currency controls that may delay any requested repatriation, and the remainder is held in accounts either in the United States or in countries that do not have strict currency controls.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)
As of June 30, 2026, the Company’s near-term assets and liabilities included accounts receivable less allowance for credit losses of $13.9 million, which resulted from sales in China and for which the associated cash is substantially receivable by the Company’s wholly owned Chinese subsidiary; while accounts payable, accrued expenses and other current liabilities, and accrued trade payables totaled $17.1 million, which obligations are primarily owed outside of China.

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

Historically, the Company has funded its operations by using cash generated from financing activities and at the same time, has incurred negative cash flows from operations. Initial net proceeds of approximately $32.8 million in cash provided by financing activities, net of underwriting discounts and offering expenses, were provided by an equity raise during the second quarter of 2026, which was the result of the sole capital raising activity during the six months ended June 30, 2026. Cash used in operations for the six months ended June 30, 2026 was $41.3 million. The Company is party to a committed equity facility with a remaining available capacity of approximately $15.5 million; however, under the terms of the facility, the Company may not effect sales thereunder while the market price of its common stock is below $1.00 per share. Because the Company’s common stock has recently begun trading below $1.00 per share, the facility may not currently represent a readily available source of liquidity to the Company.

The Company’s ability to continue to meet its obligations, to achieve its business objectives, and continue as a going concern is dependent upon several factors, including its revenue growth rate, cash collections of its accounts receivable, and the timing and extent of spending to support further sales and marketing and research and development efforts. Given the Company’s liquidity condition, as described above, the Company will be unable to continue to operate as a going concern and continue its operations unless it raises additional financing, if such financing is available at all.

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

Note 3. Revenue and Accounts Receivable

Revenue

The following table sets forth the Company’s revenue disaggregated by geographical location, determined by reference to the customer’s shipping location for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(Amounts in thousands, except for percentages)	2026	% *	2025	% *
China	$11,941	99.6%	$6	0.3%
United States	28	0.2%	1,974	99.6%
Other	16	0.1%	2	0.1%
Total revenue	$11,985		$1,982

BLAIZE HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

	Six Months Ended June 30,
(Amounts in thousands, except for percentages)	2026	% *	2025	% *
China	$11,941	81.1%	$966	32.3%
United States	2,625	17.8%	1,974	66.0%
Other	157	1.1%	49	1.6%
Total revenue	$14,723		$2,989

*Percentages may not total to 100% due to rounding.

For the three and six months ended June 30, 2026 and 2025, the Company’s revenue recognition method was substantially at a “point in time,” with no material revenue recognized over time.

Customer concentrations in revenue

The following table sets forth a summary of the Company’s revenue concentration by customer for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(Amounts in thousands, except for percentages)	2026	%	2025	%
Customer A (1)	$28	0.2%	$1,625	82.0%
Customer D	11,941	99.6%	300	15.1%
Others (2)	16	0.1%	57	2.9%
Total revenue	$11,985		$1,982

Customers B and C were not customers for the three months ended June 30, 2026 and 2025, and are intentionally omitted.

	Six Months Ended June 30,
(Amounts in thousands, except for percentages)	2026	%	2025	%
Customer A (1)	$2,625	17.8%	$1,625	54.4%
Customer B	—	—%	960	32.1%
Customer D	11,941	81.1%	300	10.0%
Others (2)	157	1.1%	104	3.5%
Total revenue	$14,723		$2,989

(1) Customer A is a related party.
(2) Each of the customers within “Others” comprised less than 10% of revenue each.

Customer C was not a customer for the six months ended June 30, 2026 and 2025, and is intentionally omitted.

Constrained revenue and variable consideration

During each of the three and six months ended June 30, 2026 and 2025, the Company had no revenue that was subject to constraint or variable consideration.

Other revenue-related matters

There were no contract assets (where right to payment would be conditional) and no material contract liabilities (deferred revenue) as of June 30, 2026 and December 31, 2025. The Company did not have any outstanding or unsatisfied performance obligations as of June 30, 2026 and December 31, 2025. The Company did not have material costs related to obtaining a contract, or fulfilling a contract that are not addressed by other accounting standards, with amortization periods greater than one year as of June 30, 2026 and December 31, 2025.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

Accounts Receivable, net

Normal credit terms for the Company’s accounts receivable are generally up to net 30 days, although credit terms for one customer for sales that occurred in the fourth quarter of 2025 and the second quarter of 2026 included repayment terms up to 90 days. As of June 30, 2026, the Company’s accounts receivable before allowance for credit losses were 57% current and 43% over 90 days past due, with no amounts between 1 - 90 days past due, under the credit terms of the applicable customer agreement.

The Company had no accounts receivable due from related parties as of June 30, 2026.

The balances and activity within the Company’s provision for credit losses as of and for the six months ended June 30, 2026 and as of and for the year ended December 31, 2025 are set forth as follows:

(Amounts in thousands)
Balance, January 1, 2025	$420
Additions to provision for credit losses	523
Additions to provision for credit losses - related party	34
Write-off activity	(420)
Balance, December 31, 2025	557
Reversal of provision due to collection of full balance	(34)
Additions to provision for credit losses	1,907
Balance, March 31, 2026	2,430
Additions to provision for credit losses	7,838
Estimated recoveries	(720)
Balance, June 30, 2026	$9,548

Net additions to the provision for credit losses for the six months ended June 30, 2026 of $9.0 million, included within “selling, general and administrative” expense on the Company’s condensed consolidated statements of operations and comprehensive loss, were substantially comprised of the full credit loss reserve for Customer C, along with “Day 1” credit losses recorded at the inception of an account receivable, net of reversal of the provision due to collections and estimated recoveries.

Customer concentration of accounts receivable

The following table sets forth the summary of the Company’s concentration of accounts receivable by customer as of June 30, 2026 (1):

	As of June 30, 2026
(Amounts in thousands, except for percentages)	$	%
Customer C (2)	$8,844	37.8%
Customer D (2)	13,272	56.7%
Others (3)	1,292	5.5%
Total accounts receivable	23,408
Less: provision for credit losses:	(9,548)
Accounts receivable, net	$13,860

(1) There were no accounts receivable due from related parties as of June 30, 2026.
(2) The geographic concentration of these accounts receivable is in China. Customer C’s account receivable arose in the third quarter of 2025, and has been fully reserved as of June 30, 2026. The receivable for Customer D includes value-added tax (“VAT”) while the revenue recognized from Customer D excludes VAT.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)
(3) Each customer within “Others” individually comprised less than 10% each of the Company’s accounts receivable balance, but is primarily within China.

The following table sets forth the summary of the Company’s concentration of accounts receivable by customer as of December 31, 2025:

	As of December 31, 2025
(Amounts in thousands, except for percentages)	$	%
Customer C (1)	$8,844	23.7%
Customer D (1) (2)	23,750	63.8%
Others (3) (4)	4,656	12.5%
Total accounts receivable, including due from related party	$37,250
Less: provision for credit losses:	(557)
Accounts receivable, net, including due from related party	$36,693

(1) The geographic concentration of these accounts receivable is from customers located in China. Customer C’s account receivable arose in the third quarter of 2025.
(2) Subsequent to December 31, 2025, and as of June 30, 2026, the customer paid this balance of $23.8 million in full.
(3) Each customer within “Others” individually comprised less than 10% each of the Company’s accounts receivable balance, but is substantially due from a related party located within the United States.
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

As of June 30, 2026, the Company’s valuation policy and processes had not changed from those described in its consolidated financial statements for the year ended December 31, 2025 included in the Annual Report on Form 10-K. Included in Note 5 — “Fair Value Measurements and Derivative Instruments” to the Consolidated Financial Statements for the year ended December 31, 2025 in the Annual Report on Form 10-K is a detailed description of the Company’s financial instruments measured at fair value and their significant inputs, as well as the classification of such instruments pursuant to the Level 1, Level 2, and Level 3 valuation hierarchy.

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

BLAIZE HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

Description of the Company’s financial instruments measured at fair value

The following table sets forth information about the Company’s financial assets and liabilities measured at fair value as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$17,289	$—	$—	$17,289
Total assets, measured at fair value	$17,289	$—	$—	$17,289

Liabilities:
Polar warrants (1)	$—	$—	$7,969	$7,969
Earnout shares (2)	—	—	6,827	6,827
Unissued shares of common stock - related party (3)	—	2,760	—	2,760
Total liabilities, measured at fair value	$—	$2,760	$14,796	$17,556

(1) On May 5, 2026, the Polar warrant exercise price was reduced from $5.00 per warrant to $3.00 per warrant, as described in Note 6 — Common Stock and Contingently Issuable Common Stock and Preferred Stock. The effect of the price reduction is described below in the table that sets forth information regarding the Company’s significant Level 3 inputs.
(2) Includes $1.7 million in earnout shares - related party.
(3) During the quarter ended and as of June 30, 2026, the Company’s disinterested directors resolved to issue 2,000,000 shares of the Company’s common stock to Bess Ventures and Advisory LLC, an entity whose owner-manager is Lane M. Bess, chair of the Company’s Board of Directors, in order to resolve a potential disagreement with Mr. Bess by means of a future settlement agreement. The liability represents the fair value of 2,000,000 shares of the Company’s common stock expected to be issued but not yet issued as of June 30, 2026. The fair value of this obligation was determined using the closing price of the Company’s common stock as of June 30, 2026, as quoted on the Nasdaq, an active market. The obligation is classified as a Level 2 measurement within the fair value hierarchy, as the liability is not itself quoted in an active market, but its fair value is derived directly from the observable quoted price of an identical instrument — the Company’s common stock — traded on Nasdaq. The shares were subsequently issued on July 7, 2026, and this liability settled in full.

	As of December 31, 2025
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$19,103	$—	$—	$19,103
Total assets, measured at fair value	$19,103	$—	$—	$19,103

Liabilities:
Polar warrants	$—	$—	$8,813	$8,813
Earnout shares (1)	—	—	8,929	8,929
Total liabilities, measured at fair value	$—	$—	$17,742	$17,742

(1) Includes $2.2 million in earnout shares - related party.

There were no transfers between Level 1, Level 2, or Level 3 of the fair value hierarchy during the three and six months ended June 30, 2026 and 2025.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)
The following table presents additional information as of and for the prior year and as of and for the six months ended June 30, 2026 about the Company’s Level 3 liabilities measured at fair value on a recurring basis:

(Amounts in thousands)
Balance as of January 1, 2025	$163,340
Change in fair value - Legacy Blaize convertible notes	165,703
Change in fair value - Legacy Blaize warrants	60,345
Conversion of Legacy Blaize convertible notes and exercise of Legacy Blaize warrants	(389,387)
Fair value on date of issuance - other earnout shares	126,042
Change in fair value - other earnout shares	(117,113)
Fair value on date of issuance - Polar warrants	12,937
Change in fair value - Polar warrants	(4,125)
Balance as of December 31, 2025	$17,742
Reclassification of equity-based shares to liabilities (1)	29
Change in fair value - earnout shares	(2,131)
Change in fair value - Polar warrants	(2,813)
Financing charge - Polar warrants	1,969
Balance as of June 30, 2026	$14,796

(1) Due to employee forfeitures.

The following table sets forth information regarding the Company’s significant Level 3 inputs as of June 30, 2026 and December 31, 2025:

Instrument valued using Level 3 methods			As of June 30,	As of December 31,
	Valuation Method	Input	2026	2025
Polar warrants	Black-Scholes	Stock price	$1.38	$1.95
		Exercise price	$3.00	$5.00
		Dividend yield	—	—
		Volatility	100.90%	81.30%
		Risk-free rate	4.13%	3.68%
		Term	4.37 years	4.87 years

Earnout shares	Monte Carlo Simulation	Stock price	$1.38	$1.95
		Dividend yield (continuous)	—	—
		Volatility (interpolated)	100.40%	81.60%
		Risk-free rate (continuous)	4.12%	3.61%
		Term	3.54 years	4.04 years

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

After the Merger and during the six months ended June 30, 2026, the Company’s derivatives were comprised of:

•The Company’s liability-classified Earnout Shares, representing a freestanding structured forward contract;
•The Polar warrants, representing a freestanding liability-classified derivative instrument; and

BLAIZE HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)
•The Committed Equity Facility, which upon execution on July 14, 2025, was considered a freestanding purchased put right, which put right was subsequently considered nominal and marked to zero during 2025. Each draw on the Committed Equity Facility is considered an embedded forward contract. No draws on the Committed Equity Facility were outstanding as of June 30, 2026 or December 31, 2025.

Note 5. Financial Statement Details

Inventories, net

The ending balances of “inventories, net” are set forth on the table below:

	As of:
(Amounts in thousands)	June 30, 2026	December 31, 2025
Raw materials	$6,525	$6,414
Work in progress	2,111	1,536
Finished goods - manufactured	508	548
Total manufactured inventories	$9,144	$8,498

	As of and for the fiscal periods ended
	June 30, 2026	December 31, 2025
Beginning balance - finished goods - resale (1)	$1,632	$110
Purchase of finished goods - resale (2)	11,066	33,189
Sale of finished goods - resale	(11,815)	(31,667)
Ending balance - finished goods - resale	$883	$1,632
Total inventories	$10,027	$10,130

(1) Finished goods - resale is comprised of purchased hardware, primarily servers, for resale or integration with manufactured inventories.
(2) Supplier concentration for “Purchase of finished goods - resale” was concentrated between two suppliers located in China in 2025, and one supplier located in China in 2026.

The Company’s manufactured inventories are produced by a third party contract manufacturer.

Details of the Company’s cost of revenue for the three and six months ended June 30, 2026 and 2025 are set forth below:

(Amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Purchased goods - resale	$11,066	$440	$11,815	$440
Other cost of revenue (1)	1	364	414	691
Total cost of revenue	$11,067	$804	$12,229	$1,131

(1) “Other cost of revenue” is substantially comprised of the cost of goods for the Company’s manufactured inventory.

Prepaid expenses and other current assets

Prepaid expenses were primarily comprised of vendor deposits for raw materials for manufactured inventories as of June 30, 2026 and December 31, 2025.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)
Note 6. Common Stock and Contingently Issuable Common Stock and Preferred Stock

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

On May 5, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Northland Securities, Inc., as representative of the several underwriters named therein (the “Underwriters”), relating to the May 6, 2026 issuance and sale (the “Offering”) of 18,918,918 shares (the “Base Shares”) of the Company’s common stock to the public at a price of $1.85 per share. Pursuant to the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to 2,837,837 additional shares of common stock (the “Option Shares” and, together with the Base Shares, the “Shares”) at the public offering price. The net proceeds to the Company from the Offering for the Base Shares were approximately $32.8 million after deducting underwriting discounts and offering expenses paid by the Company. The Option Shares expired, unexercised.

The following table sets forth the changes in shares of the Company’s common stock from December 31, 2025 through June 30, 2026:

Common stock outstanding as of December 31, 2025	122,043,966
Release of restricted stock units, net of shares withheld for taxes	1,084,508
Exercise of stock options	730,683
Issuance of common stock in public offering	18,918,918
Common stock outstanding as of June 30, 2026	142,778,075

Stockholder Rights Plan

On April 22, 2026, the Company entered into a Rights Agreement (the “Rights Agreement”) with Continental Stock Transfer & Trust Company, as rights agent, which had been previously approved by the Board. In connection with the adoption of the Rights Agreement, the Board declared a dividend of one preferred stock purchase right (each, a “Right”) for each share of the Company’s common stock, par value $0.0001 per share, outstanding at the close of business on May 6, 2026 (the “Record Date”). One Right will also attach to each share of common stock issued after the Record Date and prior to the Distribution Date (as defined in the Rights Agreement).

Each Right, when exercisable, entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), at an exercise price of $11.00 per Right, subject to adjustment. The Company has reserved 6,000,000 shares of Series A Preferred Stock for issuance upon exercise of the Rights. The Rights are not presently exercisable and trade with, and are inseparable from, the common stock. No separate rights certificates have been issued.

The Rights become exercisable only if a person or group acquires beneficial ownership (including certain synthetic or derivative ownership positions) of 10% or more of the Company’s outstanding common stock (an “Acquiring Person”). In that event, each Right (other than Rights held by the Acquiring Person, which become void) will entitle its holder to purchase, at the exercise price, shares of common stock having a market value of twice the exercise price. In addition, the Board may, at its option, exchange each outstanding Right (other than Rights held by the Acquiring Person) for one share of common stock. Persons who beneficially owned 10% or more of the outstanding common stock immediately prior to the first public announcement of the Rights Agreement are not deemed Acquiring Persons unless they acquire additional shares, subject to certain exceptions.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)
The Board may redeem the Rights, in whole but not in part, at a price of $0.01 per Right at any time prior to the time the Rights become exercisable. The Rights will expire on April 21, 2027, unless earlier redeemed or exchanged by the Company.

The Rights have no dilutive effect on earnings per share until they become exercisable, and because the Rights were determined to have only nominal value at the date of declaration, the declaration and distribution of the Rights had no impact on the Company’s condensed consolidated balance sheet or condensed consolidated statement of operations and comprehensive loss as of June 30, 2026 and for the three and six months ended June 30, 2026.

Currently Outstanding Warrants to Purchase Common Stock

Polar warrants

On November 10, 2025, the Company issued 9,375,000 freestanding warrants (the “Polar warrants”), each Polar warrant exercisable for one whole share of the Company’s common stock, in connection with its issuance of common stock to Polar. The Company determined that the Polar warrants were considered to be freestanding instruments, did not exhibit any of the characteristics in ASC 480 that would require liability classification, however, were precluded from equity classification under ASC 815, because these warrants met the definition of a derivative instrument in that they were issued for no initial investment, have the derivative characteristics of an underlying (the value and settlement based on the Company’s common stock), notional (the number of shares deliverable), and mechanism for net settlement (cashless exercise) while at the same time did not qualify for a derivative scope exception of both being indexed to the Company’s own stock and not permitting or requiring net cash settlement in a manner outside the Company’s control. In this case, the Polar warrants permit the counterparty to require net cash settlement in specified circumstances.

At initial recognition, the warrants were recorded at their estimated fair value calculated using the Black-Scholes-Merton (“Black-Scholes”) option pricing model. The liability associated with these warrants is subject to fair value remeasurement at each balance sheet date using the Black-Scholes option pricing model, with changes in fair value recorded as a change in the fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss. The warrants will continue to be remeasured until the earlier of the exercise during the warrant term or the automatic exercise on a cashless basis at the end of the warrant term of five years, or November 10, 2030.

The Polar warrants are considered long-term liabilities, due to the warrants being out-of-the-money, although they are immediately exercisable. At the earlier of the date of the warrants being unexercised but in-the-money, or one year from the date of termination with automatic cashless exercise, the Company will reclassify the liability to a short-term liability until the warrants are exercised, whether by Polar or by means of cashless exercise, at which point they will become reclassified to equity.

The Polar warrants had an initial exercise price of $5.00 per share. During the quarter ended June 30, 2026, the Company amended the outstanding Polar warrants to adjust the exercise price from $5.00 per share to $3.00 per share, recognizing the difference between the fair value of the warrants immediately prior to the amendment and immediately after the amendment as a financing charge in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026.

BZAI warrants

Upon the consummation of the Merger, the total of 29,648,250 warrants outstanding immediately prior to the Merger became warrants to purchase the Company’s common stock (the “BZAI warrants”). The Company determined that these warrants should be accounted for as equity rather than a liability at the inception date, and thus recognized the BZAI warrants in equity as an increase in additional paid-in-capital.

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

BLAIZE HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)
Warrants issued to an advisor

In connection with the Merger, the Company issued, to an advisor, warrants to purchase 50,000 shares of common stock at $11.50 per share (the “advisor warrants”), which expire after a term of five years, on February 10, 2030. The Company deemed these warrants to be equity rather than a liability at the inception date, and thus recognized the advisor warrants in equity as an increase in additional paid-in-capital.

Earnout Shares

In connection with the Merger, Legacy Blaize stockholders and employee equity award holders (including holders of stock options and RSUs) are entitled to receive up to 15,000,000 shares of common stock and Burkhan has the right to receive up to 2,600,000 shares of common stock (collectively, the “Earnout Shares”).
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

Earnout Shares issued to Burkhan and Legacy Blaize stockholders that are not within the scope of ASC 718 (the “Other Earnout Shares”), were evaluated by management under ASC 480 — “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815. The Company determined that the Other Earnout Shares are a derivative liability and remeasures the Other Earnout Shares at each reporting date, with changes in the fair value recorded in the condensed consolidated statements of operations.

Legacy Blaize stockholders, Legacy Blaize employee equity award holders, and Burkhan are entitled to Earnout Shares in four tranches upon the occurrence of four separate events (each a “Triggering Event” and collectively, the “Triggering Events”), if they occur between the Merger date and January 13, 2030. The Triggering Event thresholds are described in the Company’s Annual Report on Form 10-K.

Employee Earnout Shares

During the three and six months ended June 30, 2026 and 2025, the Company recorded $4.1 million and $8.0 million, and $4.1 million and $7.6 million, respectively, in stock-based compensation expense related to the Employee Earnout Shares. As of June 30, 2026, there was $57.7 million of total unrecognized compensation cost related to the Employee Earnout Shares.

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

The Company uses the treasury stock method to determine the dilutive effect of potentially dilutive securities, and the if-converted method to determine the dilutive effect of any potentially dilutive convertible securities, as the Company’s only participating securities are shares of the Company’s common stock, and any dividends declared on the common stock would be forfeitable if not vested. There were no potentially dilutive securities included in the Company’s diluted net loss per share calculation for the three and six months ended June 30, 2026 and 2025, as the effect of any potentially dilutive security would have been anti-dilutive due to the net losses in those periods.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

The table below sets forth the computation of basic and diluted net loss per share:

(Amounts in thousands, except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net loss	$(28,809)	$(29,589)	$(51,462)	$(177,350)
Denominator:
Weighted-average shares outstanding, basic and diluted	134,813,711	104,588,373	128,627,046	98,374,632
Net loss per share, basic and diluted	$(0.21)	$(0.28)	$(0.40)	$(1.80)

The table below sets forth a listing of potentially dilutive securities that were excluded from the calculation of diluted net loss per share attributable to common stockholders because the impact of including them would have been anti-dilutive or out-of-the-money:

	As of June 30,
	2026	2025
Stock options	29,785,144	28,011,982
RSUs	8,628,534	9,124,212
Earnout shares	17,600,000	17,600,000
Warrants issued to an advisor	50,000	50,000
Polar warrants (1)	9,375,000	—
BZAI warrants	29,648,250	29,648,250
ESPP (2)	3,047,669	3,047,669
Total	98,134,597	87,482,113

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

As the Company operates as a single operating segment, the measures of total available cash and cash equivalents, total revenue and net loss, as reviewed by the CODM, are set forth on the condensed consolidated financial statements, as well as in certain notes to the condensed consolidated financial statements. See Note 4 — Fair Value Measurements and Derivative Instruments for details regarding the Company’s cash equivalents. See Note 3 — Revenue and Accounts Receivable for details regarding the Company’s total revenue disaggregated by customer geographical location and the major customer concentrations of the Company’s total revenue and accounts receivable balances.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

Similarly, as the Company operates in a single segment, the condensed consolidated statements of operations provide one view of the Company’s significant expenses. Additional to the condensed consolidated statements of operations, the CODM regularly reviews the significant expense categories in the calculation of net loss, set forth as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
Revenue	$11,985	$1,982	$14,723	$2,989
Cost of revenue	(11,067)	(804)	(12,229)	(1,131)
Employee costs	(17,126)	(15,242)	(34,621)	(34,323)
Technology costs	(2,269)	(1,276)	(3,665)	(3,693)
Depreciation	(219)	(456)	(405)	(647)
Interest income, net	183	314	362	713
Fair value changes and financing charges	1,948	(7,557)	2,975	(117,087)
Other items (1)	(12,244)	(6,550)	(18,602)	(24,171)
Net loss	$(28,809)	$(29,589)	$(51,462)	$(177,350)

(1) “Other items” includes marketing expenses, professional fees, facilities costs, foreign exchange gains and losses, credit loss estimates, income taxes, and other overhead expenses.

The following table sets forth the Company’s reconciliation of net loss to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
Net loss	$(28,809)	$(29,589)	$(51,462)	$(177,350)
Depreciation	219	456	405	647
Provision for income taxes	268	39	367	201
Interest income, net	(183)	(314)	(362)	(713)
EBITDA	(28,505)	(29,408)	(51,052)	(177,215)
Stock-based compensation	8,689	7,566	17,637	18,606
Fair value changes and financing charges	(1,948)	7,557	(2,975)	117,087
Transaction costs	—	—	—	12,035
Related party settlement expense	2,760	—	2,760	—
Non-cash inventory cost realignment adjustments	(572)	81	(466)	(544)
Other adjustments (1)	(1,287)	1,271	(693)	1,710
Adjusted EBITDA	$(20,863)	$(12,933)	$(34,789)	$(28,321)

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)
Note 9. Related Party Transactions and Balances

Transactions with the Sponsor and its affiliates

Sales Partner Referral Agreement

On June 30, 2025, the Company entered into a Sales Partner Referral Agreement (the “Referral Agreement”) with Burkhan LLC (the “Sales Partner”), an affiliate of BurTech LP, LLC (the “Sponsor”). The Referral Agreement designated BurTech Systems Tech LLC (“BST”), an affiliate of the Sales Partner, as the initial approved customer. The Referral Agreement provided for the purchase of the Company’s products by BST on behalf of a certain unaffiliated end user, subject to BST’s issuance of purchase orders. The Company received a single hardware purchase order in the second quarter of 2025 from BST for $6.3 million. A portion of the hardware purchase order was fulfilled in the second and third quarters of 2025, remaining unpaid as of December 31, 2025, resulting in a gross accounts receivable - related party as of December 31, 2025 of $3.4 million. The remainder of the hardware purchase order was fulfilled in the first quarter of 2026. BST paid the purchase order amount in full in the first quarter of 2026, relieving the accounts receivable balance and resulting in immediate hardware revenue recognition for the first quarter of 2026 (on transfer of control), with an immaterial amount of support revenue being recognized over time, including for the three and six months ended June 30, 2026. The Company has not received any further purchase orders from BST.

The Sales Partner is entitled to receive a commission from the Company of up to 10%, depending on the Company’s gross margins under the associated purchase orders. The sales commission is payable in cash, or, partially, at the Company’s discretion, in shares of the Company’s common stock. The commission became payable to the Sales Partner upon the Company’s receipt of cash from these sales. The Company paid the sales commissions due to the Sales Partner in cash in the first quarter of 2026.

During the six months ended June 30, 2026, the Company recognized $2.6 million in revenue from the Referral Agreement, which was substantially recognized in the first quarter of 2026. Sales commissions of $0.3 million were reported as a reduction of revenue in the period.

During the three and six months ended June 30, 2025, the Company recognized $1.6 million in revenue from the Referral Agreement. Sales commissions of $0.2 million were reported as a reduction of revenue in the period.

Earnout shares - related party

A portion of the earnout shares were issued to an affiliate of the Sponsor at the time of the Merger. See Note 6 — Common Stock and Contingently Issuable Common Stock and Preferred Stock. The fair value of these earnout shares - related party as of June 30, 2026 and December 31, 2025 was $1.7 million and $2.2 million, respectively, as set forth on the Company’s condensed consolidated balance sheets as of each period.

Transactions arising from the Merger having been repaid or deemed to have been repaid by the Company and release of shareholder note receivable

The following table sets forth a summary of activity regarding the Company’s liabilities due to the Sponsor resulting from the Merger, and the release of those activities during the quarter ended June 30, 2026:

BLAIZE HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

(Amounts in thousands)
Activity recorded at the Merger:
Working capital loan - related party (1)	$1,500
Advances from related party (2)	2,857
Accounts payable - related party (3)	180
Balance as of December 31, 2025	4,537
Activity during the period ended March 31, 2026	—
Balance as of March 31, 2026	4,537
Activity during the period ended June 30, 2026:
Cash payment to related party	(357)
Release of accounts payable - related party (4)	(180)
Release of related party liabilities	(4,000)
Balance as of June 30, 2026	$—
(1) Simultaneous with the Merger, the Company issued an unsecured promissory note (the “working capital loan”) to the Sponsor, regarding a borrowing for general corporate purposes.
(2) Simultaneous with the Merger, the Sponsor provided the Company with certain working capital advances (the “advances from related party”), which were non-interest bearing and payable on demand.
(3) The Company recorded the management fees due to the Sponsor as an assumed liability at the Merger of “accounts payable - related party”.
(4) The release of “accounts payable - related party” was recorded as an addition to “additional paid-in capital” on the Company’s condensed consolidated balance sheet as of June 30, 2026.

The Company has received no further demands from the Sponsor regarding the release of liabilities, and considers the matter closed.

Immediately prior to the consummation of the Merger, the Sponsor issued a secured promissory note and pledge agreement (the “shareholder note receivable”) to the Company, which was set to decrease when the Sponsor repaid the Company for certain transaction costs that the Company assumed from the Sponsor during the Merger. Immediately after the Merger, the Company recorded the shareholder note receivable as a deduction from additional paid-in capital.

The following table sets forth a summary of activity regarding the Company’s receivables from the Sponsor resulting from the Merger, and the net release of the shareholder note receivable during the quarter ended June 30, 2026:

(Amounts in thousands)
Activity recorded during the year ended December 31, 2025:
Shareholder note receivable from Sponsor recorded at the Merger	$8,753
Payment made by Sponsor	(200)
Payment made by Company to third party for Merger transaction costs (1)	(3,000)
Balance as of December 31, 2025	5,553
Activity during the period ended March 31, 2026	—
Balance as of March 31, 2026	5,553
Activity during the period ended June 30, 2026:
Payment made by Company to third party for Merger transaction costs (1)	(1,000)
Release of shareholder note receivable (2)	(4,553)
Balance as of June 30, 2026	$—

(1) Payments made by the Company to third parties were recorded as reductions of cash with an offsetting charge to the income statement on the Company’s condensed consolidated statements of operations and comprehensive loss in the periods in which the payments were made, and did not offset the shareholder note receivable, as the payments were made by the Company and not the Sponsor.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)
(2) The release of the shareholder note receivable resulted in a transfer between “additional paid-in capital” accounts within the Company’s subledger of additional paid-in capital accounts.

The shareholder note receivable was secured by collateral of 2,000,000 shares of the Company’s common stock owned by the Sponsor. During the quarter ended June 30, 2026, the Company released the restrictive legend on these shares, which allowed the shares to be released directly to the Sponsor. No new shares of common stock were issued to the Sponsor as a result of the release of the shareholder note receivable.

Liability to issue stock to related party, and subsequent settlement

During the quarter ended and as of June 30, 2026, the Company’s disinterested directors resolved to issue 2,000,000 shares of the Company’s common stock to Bess Ventures and Advisory LLC, an entity whose owner-manager is Lane M. Bess, Chair of the Company’s Board of Directors, in order to resolve a potential disagreement with Mr. Bess by means of a future settlement agreement. The liability recorded on the Company’s condensed consolidated balance sheet as of June 30, 2026 of $2.8 million and the corresponding expense recorded on the Company’s condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2026 included within “selling, general, and administrative - related party” expense represents the fair value of 2,000,000 shares of the Company’s common stock expected to be issued but not yet issued as of June 30, 2026. The shares were subsequently issued on July 7, 2026, and this liability settled in full.

Transactions with other related parties

Transactions with other related parties for marketing services and a related party employed by the Company are set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
Expenses incurred with other related parties:
Marketing services (1)	$—	$—	$—	$205
Compensation received by related party employee (2)	34	27	71	62
Total expenses incurred with related parties (3)	$34	$27	$71	$267

(1) A company owned by a direct family member of Mr. Lane M. Bess, chair of the Company’s Board, provided marketing services to the Company.
(2) A relative of one of the Company’s named executive officers is employed by the Company.
(3) Included in “selling, general and administrative - related party” expense on the Company’s condensed consolidated statements of operations.

Note 10. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may become subject to various legal proceedings, lawsuits, disputes and claims arising in the ordinary course of business.

On August 4, 2026, a class action complaint was filed against the Company and certain current officers of the Company in the United States District Court for the Central District of California, captioned Daniel v. Blaize Holdings, Inc., et al., Case No. 2:26-cv-08563. The complaint alleges, among other things, that the Company and the individual defendants made false and misleading statements or omissions regarding the Company’s contracts with Starshine and NeoTensr. The complaint seeks an order certifying the class; awarding compensatory damages, interest, costs, attorney’s and expert fees; and granting other unspecified relief. The complaint alleges causes of action under Sections 10(b) and 20(a) of the Exchange Act, on behalf of a putative class of investors who purchased the Company’s common stock between July 18, 2025 and April 28, 2026, inclusive. The case is at a preliminary stage. The Company is in the process of evaluating the effects of the foregoing events and cannot make a reasonable estimate of any outcome, recovery, or loss at this time.

BLAIZE HOLDINGS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

Purchase Commitments

The Company primarily relies on a single contract manufacturer to manufacture most of its proprietary hardware products. The Company received notice from this primary contract manufacturer of its intent to terminate the Company’s contract manufacturing agreement within six months of the contract manufacturer’s notice to the Company, by December 14, 2026.

The Company had purchase commitments for raw materials for its manufactured inventories of $10.8 million and purchase commitments for finished goods for resale of $1.9 million as of June 30, 2026. Certain of these purchase commitments for raw materials for inventory manufacture, in the amount of $5.4 million, require prepayment in advance from the Company in order for the vendor to be obligated to the Company’s purchase commitment. Purchase commitments for finished goods held for resale are generally made when a customer has issued a purchase order.

Note 11. Subsequent Events

On July 7, 2026, a subsidiary of the Company, Blaize, Inc., entered into a settlement agreement (the “Settlement Agreement”) with Bess Ventures and Advisory LLC (“Bess Ventures”), an entity whose owner-manager is Lane M. Bess, chair of the Board, to resolve certain disagreements between the parties relating to a letter agreement dated February 15, 2024 and matters arising thereunder. Pursuant to the Settlement Agreement, the Company issued 2,000,000 shares of the Company’s common stock to Bess Ventures in consideration for the mutual covenants and releases set forth therein. See Note 9 — Related Party Transactions and Balances for details regarding the liability to issue stock to related party as of June 30, 2026, and the subsequent settlement on July 7, 2026.

On August 4, 2026, a class action complaint was filed against the Company and certain current officers of the Company in the United States District Court for the Central District of California, captioned Daniel v. Blaize Holdings, Inc., et al., Case No. 2:26-cv-08563. See Note 10 — Commitments and Contingencies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report on Form 10-K”), previous Quarterly Reports on Form 10-Q released during fiscal year 2026, and the unaudited interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2026 and 2025, together with related notes thereto. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “the Company” “Blaize,” “us,” “our,” “ours,” or “we” refer to Blaize Holdings, Inc. Certain terms are defined in our Annual Report on Form 10-K.

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

Recent Developments in Our Business

On May 1, 2024, we entered into a Purchase Order Contract Agreement (the “POCA”) with a potential customer in the United Arab Emirates that was intended to provide defense and other solutions to entities in the region. The contract was later amended on October 18, 2024, to add additional detail regarding the potential customer’s hardware and software requirements, as well as intended estimated delivery schedules. Discussions with the potential customer regarding this opportunity and other potential opportunities in the region were ongoing throughout 2025 and into 2026. This opportunity, and / or other potential opportunities that have been discussed with the potential customer, was expected to result in up to $104.0 million in revenue; however, as of August 13, 2026, we have not received a purchase order from this potential customer, nor have we received any revenue from this potential customer. We are currently reevaluating our relationship with this potential customer, and there is substantial uncertainty that any commercial relationship will progress.

We are party to certain agreements entered into in 2025, including a Strategic Cooperation Agreement (the “Starshine Agreement”) with Starshine Computing Power Technology Limited, a Hong Kong company (“Starshine”), and the Sales Partner Referral Agreement (the “Referral Agreement”) with Burkhan LLC (the “Sales Partner”), an affiliate of BurTech LP, LLC (the “Sponsor”). The Referral Agreement designated BurTech Systems Tech LLC (“BST”), an affiliate of the Sales Partner, as the initial approved customer under the Referral Agreement. Starshine had agreed, in the Starshine Agreement, to deliver a minimum of $120.0 million in revenue to us, subject to the issuance of purchase orders, over the first 18 months of the Starshine Agreement. Under the Referral Agreement, BST agreed to purchase, subject to the issuance of purchase orders, up to $56.5 million of our products on behalf of a certain unaffiliated end user.

Starshine issued one purchase order to us in the third quarter of 2025 for $10.4 million and paid $1.6 million to us at that time. The remaining $8.8 million of Starshine’s account receivable remains outstanding as of August 13, 2026. This account receivable has been transferred to our wholly-owned Chinese subsidiary, and collection of the account is being pursued by a third party (the “collections agent”). If the collections agent is able to collect the receivable, it will earn a fee of 10% of the amount collected. There is substantial risk that the collections agent may not be successful in its attempts to collect this cash.

BST issued one purchase order to us in the second quarter of 2025. We delivered hardware under that purchase order in the second and third quarters of 2025, and completed the final delivery of hardware in the first quarter of 2026, after receiving payment in full from BST.

We have not received any purchase orders from either Starshine or BST in 2026. We do not expect further purchase orders to be forthcoming from Starshine. We do not have any visibility into any potential further purchase orders from BST for the remainder of 2026.

In the fourth quarter of 2025, we received a purchase order from NeoTensr in the amount of $23.8 million, and we completed our performance obligation at that time. During 2026, NeoTensr paid this amount in full. On April 14, 2026, we entered into a contract with NeoTensr for up to $50.0 million in revenue within the first year of the agreement, subject to NeoTensr’s issuance of purchase orders. NeoTensr has issued one purchase order under this agreement for $13.7 million, and paid its required deposit of 3%, or $0.4 million. The remaining $13.3 million of accounts receivable is due on September 24, 2026. On August 7, 2026, this contract was amended to be a firm contract with a minimum purchase commitment, also known as a “take or pay” arrangement, where our performance obligations over time of deliveries of servers to the customer is intended to be completed by July 2027.

On August 4, 2026, a class action complaint was filed against us and certain of our current officers in the United States District Court for the Central District of California, alleging, among other things, that we and the individual defendants made false and misleading statements or omissions regarding our contracts with Starshine and NeoTensr. The case is at a preliminary stage. We are in the process of evaluating this complaint and cannot make a reasonable estimate of any outcome, recovery, or loss at this time.

Key Business Metrics

Starting this quarter, management has focused its evaluation of the business on the following key business metrics: revenue, EBITDA and Adjusted EBITDA. See “Non-GAAP Measures” in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information, including a reconciliation of net loss to EBITDA and Adjusted EBITDA. As our business continues to scale and evolve, we may supplement or modify these metrics. For example, management is currently reviewing the connection between purchase orders received and backlog to determine whether such metrics are meaningful measures of our future financial results.

In our Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the three months ended March 31, 2026, as well as certain other earnings materials furnished in connection therewith, we presented pipeline metrics as key business metrics. We classified pipeline metrics into the following categories: proof of concept stage, partners, and design wins. Although our sales pipeline itself and pipeline progression from the inception of a deal through actual conversion of that pipeline into revenue are indicators of our future business, we determined that these metrics were not as closely connected with future revenue as previously expected. Therefore, management no longer considers these pipeline metrics as key business metrics. As a result, this Quarterly Report on Form 10-Q does not include updated figures for these metrics and we do not expect to present these metrics in the future.

Results of Operations

Revenue

We currently derive revenue through a combination of:

•Hardware revenue — encompasses the sale of our semiconductor products and/or third-party hardware products which support our semiconductor products through various supply agreements.
•Software revenue — encompasses the sale of our applications and other software products through various licensing agreements.
•Strategic consulting services revenue (when applicable) — providing customized design services to our customers, tailored to their specific requirements.

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

Gross Profit

The difference between revenue and cost of revenue is gross profit, as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).

The following table sets forth our revenue, cost of revenue, and gross profit for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Change
(Amounts in thousands, except for percentages)	2026	2025	$	%
Total revenue	$11,985	$1,982	$10,003	*
Cost of revenue	(11,067)	(804)	(10,263)	*
Gross profit	$918	$1,178	$(260)	*

	Six Months Ended June 30,		Change
(Amounts in thousands, except for percentages)	2026	2025	$	%
Total revenue	$14,723	$2,989	$11,734	*
Cost of revenue	(12,229)	(1,131)	(11,098)	*
Gross profit	$2,494	$1,858	$636	*

*Percentage change is not meaningful.

Revenue for the three and six months ended June 30, 2026 was primarily earned from sales of our complementary third party hardware. Revenue in the second quarter ended June 30, 2026 was primarily earned from the sale of complementary third party hardware to a major customer located in China. Revenue in the first quarter of 2026 was earned at the final shipment of such hardware along with our manufactured hardware to a related party, under the Referral Agreement.

Revenue for the three and six months ended June 30, 2025 was earned primarily from a related party for the initial sale of complementary third party hardware and our branded hardware under the Referral Agreement.

Cost of revenue for the three and six months ended June 30, 2026 and 2025 is primarily a result of the mix between complementary third party hardware and our branded hardware. Cost of revenue increases as the proportion of third party hardware in the revenue mix increases. Further, cost of revenue increases as our proportion of revenue from hardware increases, and decreases with revenue earned from software sales. There were no material sales of software for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, which had a more significant component of revenue derived from software.

The following table sets forth our revenue by the geographical location of our customers for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Change
(Amounts in thousands, except for percentages)	2026	2025	$	%
China	$11,941	$6	$11,935	*
United States	28	1,974	(1,946)	*
Other	16	2	14	*
Total revenue	$11,985	$1,982

	Six Months Ended June 30,		Change
(Amounts in thousands, except for percentages)	2026	2025	$	%
China	$11,941	$966	$10,975	*
United States	2,625	1,974	651	*
Other	157	49	108	*
Total revenue	$14,723	$2,989

*Percentage change is not meaningful.

Since our revenue is concentrated among a small number of customers, revenue from any one significant customer may significantly change the geographical mix of our revenue.

The following table sets forth a summary of the Company’s revenue concentration by customer for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(Amounts in thousands, except for percentages)	2026	%	2025	%
Customer A (1)	$28	0.2%	$1,625	82.0%
Customer D	11,941	99.6%	300	15.1%
Others (2)	16	0.1%	57	2.9%
Total revenue	$11,985		$1,982

Customers B and C were not customers for the three months ended June 30, 2026 and 2025, and are intentionally omitted.

	Six Months Ended June 30,
(Amounts in thousands, except for percentages)	2026	%	2025	%
Customer A (1)	$2,625	17.8%	$1,625	54.4%
Customer B	—	—%	960	32.1%
Customer D	11,941	81.1%	300	10.0%
Others (2)	157	1.1%	104	3.5%
Total revenue	$14,723		$2,989

(1) Customer A is a related party.
(2) Each of the customers within “Others” comprised less than 10% of revenue each.

Customer C was not a customer for the six months ended June 30, 2026 and 2025, and is intentionally omitted.

Expenses

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

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense primarily consists of personnel-related expenses for our sales and marketing teams, finance, human resources, information technology, and legal organizations. These expenses also include non-personnel costs, such as legal, audit, accounting services, advertising expenses, other professional fees as well as certain expected credit loss provision, tax, corporate software licenses, and insurance-related expenses.

Selling, General and Administrative - Related Party

SG&A - related party expense is comprised of expenses incurred with related parties.

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

Detail of Costs and Expenses

The following table sets forth our costs and expenses, as described above, for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Change
(Amounts in thousands, except for percentages)	2026	2025	$	%
Operating expenses:
Research and development	$10,480	$9,613	$867	9.0%
Selling, general and administrative	18,029	12,965	5,064	39.1%
Selling, general and administrative - related party	2,794	27	2,767	*
Depreciation	219	456	(237)	(52.0)%
Total operating expenses	$31,522	$23,061

	Six Months Ended June 30,		Change
(Amounts in thousands, except for percentages)	2026	2025	$	%
Operating expenses:
Research and development	$20,155	$22,731	$(2,576)	(11.3)%
Selling, general and administrative	33,095	26,082	7,013	26.9%
Selling, general and administrative - related party	2,831	267	2,564	*
Depreciation	405	647	(242)	(37.4)%
Transaction costs	—	12,035	(12,035)	*
Total operating expenses	$56,486	$61,762

*Percentage change is not meaningful.

R&D

The increase in R&D expense for the three months ended June 30, 2026, compared to June 30, 2025, was primarily due to higher technology costs, which was partially offset by a reduction in employee costs, including costs related to stock compensation expense.

The decrease in R&D expense for the six months ended June 30, 2026, compared to June 30, 2025, was primarily due to a reduction in employee costs related to stock compensation expense.

SG&A

The increase in SG&A expense for the three and six months ended June 30, 2026, compared to June 30, 2025, was primarily due to an increase in our provision for expected credit losses.

SG&A - related party

Selling, general and administrative - related party expenses for the three and six months ended June 30, 2026, were substantially comprised of a liability arising from a resolution to enter into a future settlement agreement to issue shares of our common stock to the chair of our Board of Directors.

Selling, general and administrative - related party expenses for three months ended June 30, 2025, were comprised solely of payroll expenses for an individual related to one of our executive officers. During the six months ended June 30, 2025, these expenses included payroll expenses for the individual as well as advertising expenses incurred with a company owned by a relative of the chair of our Board of Directors.

Other Expense, net

The following table sets forth the details of our total other expense, net, for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Change
(Amounts in thousands, except for percentages)	2026	2025	$	%
Change in fair value of earnout shares	$1,573	$(7,257)	$8,830	*
Change in fair value of Polar warrants	2,344	—	2,344	*
Change in fair value of unissued shares of common stock	—	(300)	300	*
Financing charge on Polar warrants modification	(1,969)	—	(1,969)	*
Other, net	115	(110)	225	*
Total other income (expense), net	$2,063	$(7,667)

	Six Months Ended June 30,		Change
(Amounts in thousands, except for percentages)	2026	2025	$	%
Change in fair value of Legacy Blaize convertible notes and warrants	$—	$(226,048)	$226,048	*
Change in fair value of earnout shares	2,131	109,261	(107,130)	*
Change in fair value of Polar warrants	2,813	—	2,813	*
Change in fair value of unissued shares of common stock	—	(300)	300	*
Financing charge on Polar warrants modification	(1,969)	—	(1,969)	*
Other, net	(78)	(158)	80	*
Total other income (expense), net	$2,897	$(117,245)

*Percentage change is not meaningful.

Our “total other income (expense), net” for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was driven by the fair value changes in the different financial instruments in place during each period.

During the three and six months ended June 30, 2026, the fair value of the liability-classified earnout shares varied by changes in the value of those instruments. During that same period, the fair value of the Polar warrants also varied by the change in value of those instruments, and a financing charge was also applied to the modification of the warrants during the second quarter of 2026.

In the first quarter of 2025, as a result of the Merger, the Legacy Blaize convertible notes and warrants were all converted into shares of our common stock. These instruments were, therefore, not outstanding in 2026. During the three and six months ended June 30, 2025, there were shares of common stock issuable but unissued to an advisor, and the change in the fair value is therefore applicable to 2025 but not 2026.

“Other, net” includes interest income, interest expense, fines and penalties (and the reversal of the same) regarding non-income tax based tax positions and foreign exchange gains and losses.

Non-GAAP Measures

In addition to financial measures presented in accordance with GAAP, we report certain key financial measures that are not required by, or presented in accordance with, GAAP. Non-GAAP financial information is presented for supplemental informational purposes only, should not be considered in isolation of, or as a substitute for or superior to, financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. Accordingly, you are cautioned not to place undue reliance on this information. We believe that along with our GAAP financial information, our non-GAAP financial information when taken collectively and evaluated appropriately, is helpful to investors in assessing our operating performance.

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

The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Change
(Amounts in thousands, except for percentages)	2026	2025	$	%
Net loss	$(28,809)	$(29,589)	$780	(2.6)%
Depreciation	219	456	(237)	(52.0)%
Provision for income taxes	268	39	229	587.2%
Interest income, net	(183)	(314)	131	(41.7)%
EBITDA	(28,505)	(29,408)	903	(3.1)%
Stock-based compensation	8,689	7,566	1,123	14.8%
Fair value changes and financing charges	(1,948)	7,557	(9,505)	*
Related party settlement expense	2,760	—	2,760	*
Non-cash inventory cost realignment adjustments	(572)	81	(653)	*
Other adjustments (1)	(1,287)	1,271	(2,558)	*
Adjusted EBITDA	$(20,863)	$(12,933)	$(7,930)	61.3%

	Six Months Ended June 30,		Change
(Amounts in thousands, except for percentages)	2026	2025	$	%
Net loss	$(51,462)	$(177,350)	$125,888	(71.0)%
Depreciation	405	647	(242)	(37.4)%
Provision for income taxes	367	201	166	82.6%
Interest income, net	(362)	(713)	351	(49.2)%
EBITDA	(51,052)	(177,215)	126,163	(71.2)%
Stock-based compensation	17,637	18,606	(969)	(5.2)%
Fair value changes and financing charges	(2,975)	117,087	(120,062)	*
Transaction costs	—	12,035	(12,035)	*
Related party settlement expense	2,760	—	2,760	*
Non-cash inventory cost realignment adjustments	(466)	(544)	78	*
Other adjustments (1)	(693)	1,710	(2,403)	*
Adjusted EBITDA	$(34,789)	$(28,321)	$(6,468)	22.8%

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

Issuance of Common Stock During the Current Year

The table below sets forth a description of our issuance of common stock as of August 13, 2026:

Common stock outstanding as of December 31, 2025	122,043,966
Release of restricted stock units, net of shares withheld for taxes	1,084,508
Exercise of stock options	730,683
Issuance of common stock in public offering	18,918,918
Common stock outstanding as of June 30, 2026	142,778,075
Release of restricted stock units	3,964
Exercise of stock options	50,000
Shares issued to related party on July 7, 2026 (1)	2,000,000
Common stock outstanding as of August 13, 2026	144,832,039

(1) On July 7, 2026, one of our subsidiaries entered into a settlement agreement (the “Settlement Agreement”) with Bess Ventures and Advisory LLC (“Bess Ventures”), an entity whose owner-manager is Lane M. Bess, chair of the Board, to resolve certain disagreements between the parties relating to a letter agreement dated February 15, 2024 and matters arising thereunder. Pursuant to the Settlement Agreement, we issued 2,000,000 shares of common stock to Bess Ventures in consideration for the mutual covenants and releases set forth therein.

Future Commitments to Issue Shares of Our Common Stock

The table below sets forth a description of our future commitments to issue common stock as of August 13, 2026:

Stock options (1)	29,785,144
RSUs (1)	8,628,534
Employee stock purchase plan shares available for future purchase (1)	3,047,669
Earnout shares (2)	17,600,000
BZAI warrants (3)	29,648,250
Warrants issued to an advisor (3)	50,000
Polar warrants (4)	9,375,000
Issuable under Sales Partner Referral Agreement (5)	*
Issuable under Committed Equity Facility (6)	*
Total potential commitments to issue common stock	98,134,597

* Variable number of shares not determinable as of August 13, 2026.

(1) As of June 30, 2026, we had commitments to issue 29,785,144 shares of common stock to employees and others under stock option awards, and an additional 8,628,534 shares of our common stock under employee and other RSU awards. These commitments did not differ materially as of August 13, 2026, as we did not issue additional such awards during the time period between June 30, 2026 and August 13, 2026, although forfeitures from terminated employees and option exercises may decrease these commitments by immaterial amounts. We have further reserved 3,047,669 shares of our common stock under an employee stock purchase plan, which has not yet commenced.

(2) We have commitments in respect of the Earnout Shares to issue up to 15,000,000 shares of our common stock, primarily to Legacy Blaize stockholders and also to then-outstanding Legacy Blaize employee equity award holders, and 2,600,000 shares of our common stock to Burkhan, subject to our share price achieving certain thresholds over a period of time (collectively, the “Earnout Shares”). These Earnout Shares are dependent upon, among other things, changes in the closing share price of our common stock, the expected timing of settlement, and the probability of achieving certain triggering events.

(3) We have a total of 29,648,250 warrants to purchase shares of our common stock outstanding, exercisable at $11.50 per share (the “BZAI warrants”), which expire on January 13, 2030. Additionally, shortly after the Merger, we issued, to an advisor, 50,000 warrants to purchase shares of our common stock, exercisable at $11.50 per share, which expire in the first quarter of 2030.

(4) On May 5, 2026, we amended the outstanding Polar warrants to adjust the exercise price from $5.00 per share to $3.00 per share.

(5) In 2025, we entered into a Sales Partner Referral Agreement with Burkhan LLC (the “Sales Partner”), an affiliate of BurTech LP, LLC, that allows partially for shares of our common stock to be issued to that affiliate in respect of a sales commission, at our discretion. Cash or shares of stock for commission payments are to be released upon our receipt of cash on the sales made under the Sales Partner Referral Agreement. To date, we have chosen to pay any such commissions in cash and not in shares of our common stock. During 2026, we have not received any new purchase orders under the Sales Partner Referral Agreement.

(6) The remaining number of shares that we may sell under the committed equity facility (the “Committed Equity Facility”) with B. Riley Principal Capital, LLC (“B. Riley”) varies in relation to our stock price. However, under the terms of the facility, we may not effect sales thereunder while the market price of our common stock is below $1.00 per share. Our common stock has recently begun trading below $1.00 per share, and therefore, this facility may not be available to us.

Cash Flows for the Six Months Ended June 30, 2026 and 2025

Cash Flows used in Operating Activities

Net cash used in operating activities was $41.3 million for the six months ended June 30, 2026, compared to $32.4 million for the six months ended June 30, 2025, an increase of $8.9 million. Although net loss decreased by $125.9 million, the reduction in net loss was primarily due to a decrease of $109.9 million in non-cash adjustments to reconcile net loss to net cash used in operating activities, as the prior-year period included significant non-cash losses from changes in fair value measurements that did not recur in the current period. The change in operating assets and liabilities of $24.9 million reflected our payment of accrued trade and other payables and increases in accounts receivables and prepaid expenses, partially offset by cash collections of accounts receivable.

Cash Flows used in Investing Activities

For the six months ended June 30, 2026 and 2025, we used $0.6 million and $0.7 million, respectively, of cash to purchase property and equipment.

Cash Flows provided by Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities was $32.6 million, which consisted primarily of net proceeds from the issuance of common stock. During the six months ended June 30, 2025, net cash provided by financing activities consisted of $15.9 million of proceeds from the Merger and PIPE financing, partially offset by the $4.3 million payment of deferred offering costs.

Cash Availability, Material Cash Requirements, and Cash Collections

As of June 30, 2026, we had cash and cash equivalents on hand of $36.8 million, of which approximately $12.4 million, or approximately 34%, is held in China and subject to currency controls. Currency controls may delay our access to this cash. We are a party to a Committed Equity Facility with a remaining available capacity of approximately $15.5 million; however, under the terms of the facility, we may not effect sales thereunder while the market price of our common stock is below $1.00 per share. Because our common stock has recently begun trading below $1.00 per share, the facility may not represent a readily available source of liquidity to us.

Material cash requirements recorded on our condensed consolidated balance sheet as of June 30, 2026 included normal course of business near-term general corporate expenses accrued in accounts payable and accrued expenses, such as consulting fees and employee payroll. Additionally, we had purchase commitments for raw materials for manufactured inventories of $10.8 million and purchase commitments for finished goods for resale of $1.9 million as of June 30, 2026. Certain of these purchase commitments for raw materials for inventory manufacture, in the amount of $5.4 million require prepayment in advance from us in order for the vendor to be obligated to our purchase commitment. Purchase commitments for finished goods held for resale are generally made when a customer has issued a purchase order.

We are continuing to pursue collections of the Starshine account receivable of $8.8 million, through a third-party collections agent. This receivable has been transferred to our wholly-owned Chinese subsidiary, and any such recovery is subject to a 10% collections fee to such collections agent. Any recovered cash would be deposited in our subsidiary’s bank account in China, and therefore subject to currency controls.

Our other accounts receivable are currently generally deemed to be collectible in the normal course of business. Substantially all of the balance of these accounts receivable are due from one customer located in China.

Emerging Growth Company and Smaller Reporting Company Status

There have been no material changes to our Emerging Growth Company and Smaller Reporting Company Statuses during the six months ended June 30, 2026. The Company will remain a Smaller Reporting Company for the year ended December 31, 2026, but will not retain its Emerging Growth Company status past December 31, 2026.

Critical Accounting Estimates

Refer to Part II, Item 7, “Critical Accounting Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our Critical Accounting Policies and Estimates during the six months ended June 30, 2026.

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

PART II.    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become subject to various legal proceedings, lawsuits, disputes and claims either asserted or unasserted, which may arise in the ordinary course of our business. The outcome of these matters cannot be predicted with certainty. See Note 10 — Commitments and Contingencies in the Notes to our condensed consolidated financial statements included in Part I, Item 1 “Financial Statements” in this Quarterly Report on Form 10-Q for a discussion of loss contingencies, if any. Below is a discussion of significant pending legal proceedings involving the Company and/or its consolidated subsidiaries:

On August 4, 2026, a class action complaint was filed against the Company and certain current officers in the United States District Court for the Central District of California, captioned Daniel v. Blaize Holdings, Inc., et al., Case No. 2:26-cv-08563. The complaint alleges, among other things, that the Company and the individual defendants made false and misleading statements or omissions regarding the Company’s contracts with Starshine Computing Power Technology Limited and NeoTensr. The complaint seeks an order certifying the class; awarding compensatory damages, interest, costs, attorney’s and expert fees; and granting other unspecified relief. The complaint alleges causes of action under Sections 10(b) and 20(a) of the Exchange Act, on behalf of a putative class of investors who purchased the Company’s common stock between July 18, 2025 and April 28, 2026, inclusive. The case is at a preliminary stage. We are in the process of evaluating the effects of the foregoing events and we cannot make a reasonable estimate of any outcome, recovery or loss at this time.

See the caption titled “We are subject to securities class action litigation, which could result in substantial costs and adversely affect our reputation, business, and stock price” in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q for further information.

ITEM 1A. RISK FACTORS

Other than the risk factors listed below, there have been no material changes from the risk factors previously described under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 24, 2026, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2026.

We are subject to securities class action litigation, which could result in substantial costs and adversely affect our reputation, business, and stock price.

On August 4, 2026, a class action complaint was filed against our company and certain of our company’s current officers in the United States District Court for the Central District of California, captioned Daniel v. Blaize Holdings, Inc., et al., Case No. 2:26-cv-08563. The complaint alleges, among other things, that we and the individual defendants made false and misleading statements or omissions regarding our contracts with Starshine and NeoTensr. The complaint seeks an order certifying the class; awarding compensatory damages, interest, costs, attorney’s and expert fees; and granting other unspecified relief. The complaint alleges causes of action under Sections 10(b) and 20(a) of the Exchange Act, on behalf of a putative class of investors who purchased our common stock between July 18, 2025 and April 28, 2026, inclusive. The case is at a preliminary stage.

Securities litigation may be expensive, time consuming, and disruptive to normal business operations, and may divert the attention of our management and other personnel from operating our business. We may incur significant legal and other expenses in defending this action and any related matters, and such expenses may not be fully covered by insurance or may exceed applicable insurance coverage.

An unfavorable outcome of this litigation or any related matters could result in substantial monetary damages, settlement payments, fines or penalties, or other relief, and could harm our reputation, relationships with customers, partners, investors, and other stakeholders, and the market price of our common stock. Even if we are successful in defending against such claims, the litigation and any related publicity could adversely affect our business, financial condition, results of operations, liquidity, reputation, and ability to raise capital.

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

Our primary contract manufacturer provided notice to terminate its contract with us. The termination of our contract manufacturing agreement with this contract manufacturer could disrupt our supply chain and materially harm our business, financial condition, and results of operations.

We primarily rely on a single contract manufacturer to manufacture most of our proprietary hardware products. We received notice from it of its intent to terminate our contract manufacturing agreement with us within six months of its notice to us, by December 14, 2026. The loss of our primary contract manufacturer could result in significant disruption to our supply chain and our ability to fulfill customer orders for our manufactured products on a timely basis, or at all. Identifying, qualifying, and onboarding an alternative contract manufacturer is a time-consuming and costly process, and we may not be able to secure a replacement contract manufacturer on commercially acceptable terms, or within a time frame that avoids material disruption to our operations. Any such disruption could result in delays in product delivery, loss of customer relationships, cancellation of contracts, and damage to our reputation. Furthermore, a transition to a new contract manufacturer may involve additional costs, quality control risks, and operational uncertainties. If we are unable to replace our current primary contract manufacturer in a timely and cost-effective manner, our business, financial condition, and results of operations could be materially and adversely affected.

A significant portion of our cash is held in China, where strict currency controls and repatriation restrictions may limit our ability to access and transfer these funds, which may materially reduce the liquidity actually available to fund our operations and exacerbates our going concern condition.

As of June 30, 2026, we had cash and cash equivalents of $36.8 million. A portion of these funds, approximately $12.4 million, or approximately 34%, is held in China through our subsidiary operations. Further, as of June 30, 2026, substantially all of our accounts receivable are due in China, while our accounts payable are largely due outside of China. This structural mismatch means that the cash needed to fund our non-China obligations must be repatriated from China or raised through external financing. China imposes strict foreign currency controls administered by its State Administration of Foreign Exchange, which regulates the conversion of Chinese renminbi into foreign currencies and the cross-border transfer of funds. These regulations may restrict or delay our ability to repatriate cash held in China or otherwise make such funds available to our global operations, including our U.S. parent company.

Our ability to access this cash is subject to various approval processes, compliance requirements, and regulatory conditions that are outside of our control and may change at any time without notice. Any delays or restrictions in accessing or transferring funds held in China could materially reduce the liquidity actually available to fund our operations and meet our obligations.

This risk is particularly acute given our going concern condition. Our management has concluded that our liquidity condition raises substantial doubt about our ability to continue as a going concern through one year from the date of issuance of these condensed consolidated financial statements. We are dependent on raising additional financing to continue operations, and if funds held in China cannot be freely accessed or transferred, our effective liquidity position may be materially less than our reported cash balance of $36.8 million suggests. We may not be able to access these funds in a timely manner, and inability to do so could have a material adverse effect on our business, financial condition, results of operations, and ability to continue as a going concern. See Note 2 — Liquidity and Going Concern in the Notes to our condensed consolidated financial statements included in Part I, Item 1 “Financial Statements” in this Quarterly Report on Form 10-Q, and the section titled “Liquidity and Capital Resources” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for additional information.

Our ability to access the Committed Equity Facility is subject to conditions that we may be unable to satisfy, which could limit our access to additional liquidity and our ability to continue as a going concern.

We are a party to a Committed Equity Facility with B. Riley, pursuant to which B. Riley has committed to purchase up to $50.0 million of our common stock over an approximately 36-month period, subject to certain limitations and conditions set forth in the Committed Equity Facility. As of June 30, 2026, the Committed Equity Facility had a remaining available capacity of approximately $15.5 million. However, the Committed Equity Facility is subject to a number of conditions that must be satisfied before we may effect any sale thereunder, including that the market price of our common stock cannot be below $1.00 per share. Our common stock has recently begun trading below $1.00 per share, and as a result, the Committed Equity Facility may not currently represent a readily available source of liquidity to us.

Even if the market price of our common stock were to increase to $1.00 per share or above, the price may not remain at or above that threshold for a sufficient period of time to allow us to access the facility in a meaningful amount, nor can we anticipate that other conditions to drawing on the facility would be satisfied.

Our inability to access the Committed Equity Facility, whether due to the $1.00 per share minimum price requirement or other conditions under the facility, could materially limit our available liquidity and our ability to fund our ongoing operations. If we are unable to access the Committed Equity Facility and cannot raise capital through other means, our business, financial condition, results of operations, and ability to continue as a going concern could be materially and adversely affected. See Note 2 — Liquidity and Going Concern in the Notes to our condensed consolidated financial statements included in Part I, Item 1 “Financial Statements” in this Quarterly Report on Form 10-Q, and the section titled “Liquidity and Capital Resources” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for additional information.

Our stockholder rights plan, anti-takeover provisions in our certificate of incorporation and bylaws, provisions of Delaware law, and the change of control premium provisions applicable to the Earnout Shares could delay, deter, or prevent a change in control that our stockholders may consider favorable, reduce the per-share consideration available to our stockholders in any such transaction, or make any such transaction more costly.

On April 22, 2026, we entered into a stockholder rights plan (the “Rights Plan”) and declared a dividend of one right for each outstanding share of our common stock. The rights generally become exercisable if any person or group acquires beneficial ownership of 10% or more of our outstanding common stock without prior board approval. Upon such an event, each right (other than rights held by the acquiring person, which become void) would entitle its holder to purchase shares of our common stock at an effective 50% discount to the then-current market price, or, at the board’s election, to receive shares of common stock in exchange for the rights, in either case resulting in substantial dilution to the acquiring person. Our board may redeem the rights for $0.01 per right at any time before a person or group becomes an acquiring person. The Rights Plan is scheduled to expire on April 21, 2027, unless earlier redeemed, exchanged, or terminated. While the

Rights Plan is intended to protect stockholders from coercive or otherwise unfair takeover tactics, it may have the effect of rendering more difficult or discouraging any attempt to acquire us — including a fully financed offer at a premium to the prevailing market price of our common stock — unless our board first approves the transaction or redeems the rights.

In addition, our certificate of incorporation and bylaws contain provisions that could delay or prevent changes in control of our company or our management without the consent of our board of directors, or that could make it more difficult for a third party to acquire us or to effect a change in the composition of our board, even if doing so would be beneficial to our stockholders. These provisions include, among others: (i) the absence of cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates; (ii) the requirement that directors may be removed only by the affirmative vote of holders of at least 66⅔% of the voting power of our outstanding capital stock; (iii) the provision that special meetings of stockholders may be called only by or at the direction of our board of directors, the chairperson of our board, our Chief Executive Officer, or our President, and the related limitations on stockholder action outside of duly called meetings; (iv) advance notice requirements for stockholder proposals and director nominations; and (v) the authorization of undesignated “blank check” preferred stock and substantial amounts of authorized but unissued common stock, which our board may issue without stockholder approval, including to persons friendly to current management, and with rights and preferences that could impede the success of any attempt to acquire us. We are also subject to anti-takeover provisions of the Delaware General Corporation Law, which may further discourage, delay, or prevent a business combination with an interested stockholder.

Further, under our merger agreement relating to our January 2025 business combination, we remain obligated to issue up to 15,000,000 Earnout Shares to eligible former securityholders of Legacy Blaize and up to 2,600,000 additional shares to Burkhan upon the achievement of specified share price triggering events during the five-year period following the closing. In the event of a change in control of the Company during this period, all then-remaining Earnout Shares that have not previously been issued would become issuable in full, as if all triggering events had occurred. Accordingly, any acquirer would be required to bear the cost of, and our stockholders would experience the dilution associated with, the issuance of up to approximately 17.6 million additional shares in connection with a change in control. This automatic acceleration increases the effective cost of acquiring us, may reduce the per-share consideration that a potential acquirer would otherwise be willing to pay to our stockholders, and could discourage potential acquirers from pursuing a transaction, even one that our stockholders might otherwise consider to be in their best interests.

Any of these provisions, individually or in combination, could discourage acquisition proposals including a merger or tender offer that might otherwise be in the best interest of stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    Recent Sales of Unregistered Securities

None.

(b)    Use of Proceeds from Registered Securities

On May 6, 2026, we completed a public offering of 18,918,918 shares of our common stock at a price of $1.85 per share pursuant to our Registration Statement on Form S-3 (File No. 333-292986), which was declared effective by the SEC on February 4, 2026. Northland Securities, Inc. acted as representative of the underwriters. We received initial net proceeds of approximately $32.8 million, after deducting underwriting discounts and commissions and other initial offering expenses. As of June 30, 2026, we have used approximately $16.5 million of the net proceeds for working capital and general corporate purposes, and the remaining approximately $16.3 million is held in cash and cash equivalents pending application for working capital and general corporate purposes.

(c)    Issuer Repurchases of Equity Securities

The following table sets forth information with respect to our repurchases of common stock in each month of the second quarter of 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2026 - April 30, 2026	—	$—	Not applicable	Not applicable
May 1, 2026 - May 31, 2026	—	$—	Not applicable	Not applicable
June 1, 2026 - June 30, 2026	26,989	$1.76	Not applicable	Not applicable

(1) During the second quarter of 2026, 26,989 shares of common stock were surrendered by an executive officer of the Company in connection with the vesting of RSUs in order to pay for applicable tax withholding. Under the Blaize Holdings, Inc. 2025 Incentive Award Plan (“Incentive Plan”), participants may surrender shares in satisfaction of applicable tax withholding on the vesting of equity awards. Shares so surrendered by participants in the Incentive Plan may be repurchased pursuant to the terms of the Incentive Plan and not pursuant to publicly announced share repurchase programs. The “average price per share” deemed paid for these shares was based on the closing price of our common stock on the date of vesting of $1.76. These shares of common stock have been cancelled.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 trading arrangements

None of our directors or “officers” (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a trading arrangement for the purchase of Company securities for the three months ended June 30, 2026 that is either (i) a contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a “Rule 10b5-1 trading arrangement” or (ii) a “non-Rule 10b5-1 trading arrangement,” (as defined in Item 408(c) of Regulation S-K).

Departure of Director

On August 7, 2026, Mr. Juergen Hambrecht notified the Company’s Board of Directors (the “Board”) of his decision to resign from the Board, effective as of August 13, 2026. Mr. Hambrecht’s resignation was not a result of any disagreement with the Company or its Board on any matter relating to the Company’s operations, policies, or practices. The Company and the Board wish to thank Mr. Hambrecht for his service and contributions to the Company.

Appointment of Director

On August 10, 2026, the Board appointed Dr. Kurt Lauk, 80, to serve as a director on the Board, to be effective as of August 13, 2026 concurrent with the effectiveness of Mr. Hambrecht’s resignation, with a term expiring at the Company’s next annual meeting of stockholders. Dr. Lauk was recommended for appointment to the Board by the independent directors of the Board, prior to the formation of the Board’s Nominating and Governance Committee. The Board has determined that Dr. Lauk is considered an independent director under Nasdaq rules. Dr. Lauk has been appointed to serve as a member of the Company’s Nominating and Governance Committee. There are no arrangements or understandings between Dr. Lauk and any other person pursuant to which he was selected to serve as a director of the Company. Additionally, there are no related party transactions between Dr. Lauk and the Company that require disclosure under Item 404(a) of Regulation S-K.

Dr. Lauk is the founder of Globe CP GmbH, a private investment and financial advisory firm based in Stuttgart, Germany, and has served as its Chief Executive Officer since 2000. Since 2021, Dr. Lauk has served as Chairman of the board of directors of ADS-TEC Energy plc (Nasdaq: ADSE), a battery-based energy storage and charging technology company. He previously served as a member of the board of directors of Magna International Inc. (NYSE/TSX: MGA), a global automotive supplier, from 2011 to May 2023, as Chairman of the Advisory Board for Germany and Austria of Nomura Investment Bank from 2018 to June 2023, and as a member of the board of directors of Fortemedia, Inc., a semiconductor company, from 2001 until its sale in 2024. He is also Co-Founder and Chairman of the Advisory Board of Agora Strategy Group AG and serves on the advisory boards of CERAFILTEC and Visby Medical. Earlier in his career, Dr. Lauk served as a member of the Board of Management of Daimler-Chrysler AG, where he was Head of the Worldwide Commercial Vehicles Division, as Chief Financial Officer and Chief Controller of VEBA AG (now E.ON AG), and as Deputy Chief Executive Officer and Chief Financial Officer of AUDI AG. From 2004 to 2009, Dr. Lauk served as a Member of the European Parliament, where he sat on the Economic and Monetary Affairs Committee. Dr. Lauk holds an M.B.A. from the Graduate School of Business at Stanford University, a Ph.D. in International Politics from the University of Kiel, and an M.A. from the University of Munich. We believe Dr. Lauk is qualified to serve on our Board of Directors due to his extensive executive leadership experience in the global automotive and technology industries, his experience as a chief executive officer, his financial expertise as a former chief financial officer of major public companies, and his experience serving on the boards of U.S. and international public companies.

In accordance with our Amended and Restated Director Compensation Program, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q (the “Director Compensation Policy”), and in connection with his appointment to our Board, as a non-employee director, Dr. Lauk will receive an annual cash retainer pro-rated for the portion of the year on which he serves on our Board, and an initial equity grant of restricted stock units, with the number of RSUs determined by dividing (i) $600,000 by (ii) the average closing trading price of the Company’s common stock over the 20 consecutive trading days ending with the trading day immediately preceding the applicable grant date, rounded down to the nearest whole RSU. This initial equity grant shall be automatically granted on August 13, 2026, and shall vest with respect to one-third of the RSUs subject thereto on each of the first three (3) anniversaries of the applicable grant date, subject to Dr. Lauk’s continued service on the Board through the applicable vesting date(s). We will also enter into an indemnification agreement with Dr. Lauk in the same form as our standard form of indemnification agreement with our other directors.

ITEM 6. EXHIBITS

Exhibit No.		Description
10.1	*†	Amended and Restated Director Compensation Program, dated July 7, 2026
10.2
Settlement Agreement, by and between Bess Ventures and Advisory LLC and Blaize, Inc., dated July 7, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 9, 2026)

31.1	*	Chief Executive Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	*	Chief Financial Officer Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	**	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	**	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.Def		Definition Linkbase Document
101.Pre		Presentation Linkbase Document
101.Lab		Labels Linkbase Document
101.Cal		Calculation Linkbase Document
101.Sch		Schema Document
101.Ins		Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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

Blaize Holdings, Inc.

Date: August 13, 2026	By: /s/ Dinakar Munagala
Dinakar Munagala
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By: /s/ Harminder Sehmi
Harminder Sehmi
Chief Financial Officer
(Principal Financial and Accounting Officer)